Form 10-Q
period 1996-03-31
BIOCIRCUITS CORP
filed 1996-05-15
CIK 855844

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -------  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996 OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -------- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO        .
                                                            --------  --------

                           COMMISSION FILE NUMBER  0-19975

                               BIOCIRCUITS CORPORATION
                (Exact name of registrant as specified in its charter)

         DELAWARE                                          94-3088884
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

   1324 CHESAPEAKE TERRACE
    SUNNYVALE, CALIFORNIA                                     94089
    (Address of principal                                   (Zip Code)
     executive offices)

                                    (408) 745-1961
                 (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X     No
                                -------    -------



At April 30, 1996, Registrant had 4,273,233 shares of Common Stock issued and outstanding.

                               BIOCIRCUITS CORPORATION


                                        INDEX

PART I:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements and Notes

         Balance sheets (unaudited) - March 31, 1996
         and December 31, 1995 . . . . . . . . . . . . . . . . . . .      3

         Statements of operations (unaudited) - three
         months ended March  31, 1996 and 1995 and the
         period from March 7, 1989 (inception) through
         March 31, 1996. . . . . . . . . . . . . . . . . . . . . . .      4

         Statements of cash flows (unaudited) - three
         months ended March 31, 1996 and 1995 and the
         period from March 7, 1989 (inception) through
         March 31, 1996  . . . . . . . . . . . . . . . . . . . . . .      5

         Notes to Financial Statements (unaudited) . . . . . . . . .      6

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . . .      8



PART II:  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .      12

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               BIOCIRCUITS CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                                    BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                                         MARCH 31, 1996  DECEMBER 31, 1995
                                                                         --------------  -----------------
ASSETS                                                                     (UNAUDITED)
 Current assets:
    Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .        $ 9,152             $ 6,028
    Short-term investments . . . . . . . . . . . . . . . . . . . . .            --                  605
    Prepaid expenses and other current assets. . . . . . . . . . . .            471                 544
    Prepaid inventory. . . . . . . . . . . . . . . . . . . . . . . .            597                 418
    Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . .            102                  93
                                                                            -------             -------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . .         10,322               7,688

Property and equipment, net of accumulated depreciation and
    amortization of $1,384 ($1,298 in 1995). . . . . . . . . . . . .          1,078                 975

Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . .            387                 479
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .            125                 125
                                                                            -------             -------
         . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $11,912               9,267
                                                                            -------             -------
                                                                            -------             -------


LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .         $1,127                $547
    Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . .            158                 205
    Accrued compensation and related expenses. . . . . . . . . . . .            210                 198
    Current portion of capital lease obligations . . . . . . . . . .            458                 547
                                                                            -------             -------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . .          1,953               1,497

Long-term portion of capital lease obligations . . . . . . . . . . .            135                 114
Long-term convertible debt . . . . . . . . . . . . . . . . . . . . .          3,656               3,593

Stockholders' equity:
    Preferred stock, $0.001 par value, 40,000,000 shares
         authorized, issuable in series:Series A convertible,
         30,000,000 shares designated, 15,300,490 shares
         issued and outstanding (12,999,000 shares outstanding
         at December 31, 1995), aggregate liquidation
         preference of $.55 per share. . . . . . . . . . . . . . . .          9,685               6,320
    Common stock, $0.001 par value, 70,000,000 shares authorized,
         4,273,233 shares issued and outstanding (3,673,390 shares
         issued and outstanding at December 31, 1995). . . . . . . .         37,748              35,172
    Deficit accumulated during the development stage . . . . . . . .        (41,062)            (37,200)
    Notes receivable secured by common stock . . . . . . . . . . . .            (99)                (99)
    Deferred compensation and other. . . . . . . . . . . . . . . . .           (104)               (130)
                                                                            -------             -------
Total stockholders' equity . . . . . . . . . . . . . . . . . . . . .          6,168               4,063
                                                                            -------             -------
                                                                            $11,912             $ 9,267
                                                                            -------             -------
                                                                            -------             -------


                                See accompanying notes

                               BIOCIRCUITS CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                               STATEMENTS OF OPERATIONS
                         (IN THOUSANDS EXCEPT PER SHARE DATA)
                                     (UNAUDITED)



                                                                                           PERIOD FROM
                                                                THREE MONTHS ENDED        MARCH 7, 1989
                                                                      MARCH 31,        (INCEPTION) THROUGH
                                                                     ----------
                                                                1996            1995     MARCH 31, 1996
                                                                ----            ----     --------------
 REVENUES:
         Product Sales . . . . . . . . . . . . .                  $45           $---            $45

 OPERATING COSTS AND EXPENSES:
         Cost of sales . . . . . . . . . . . . .                  307            ---            307
         Research and development. . . . . . . .                2,353          1,202         29,629
         Sales, general and administrative . . .                1,250            559         12,112
                                                            ---------      ---------      ---------
         . . . . . . . . . . . . . . . . . . . .                3,910          1,761         42,048

    Loss from operations . . . . . . . . . . . .               (3,865)        (1,761)       (42,003)

    Interest and dividend income . . . . . . . .                   92             54          2,095
    Interest and other expense . . . . . . . . .                  (89)           (23)        (1,154)
                                                            ---------      ---------      ---------
    Net loss . . . . . . . . . . . . . . . . . .             $ (3,862)      $ (1,730)     $ (41,062)
                                                            ---------      ---------      ---------
                                                            ---------      ---------      ---------

 Net loss per share. . . . . . . . . . . . . . .               $(0.99)       $ (0.69)
                                                            ---------      ---------
                                                            ---------      ---------


 Shares used in computing net loss per share . .                3,902          2,503
                                                            ---------      ---------
                                                            ---------      ---------


                                See accompanying notes

                               BIOCIRCUITS CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                               STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)



                                                                THREE MONTHS ENDED         PERIOD FROM
                                                                      MARCH 31,           MARCH 7, 1989
                                                                --------------------   (INCEPTION) THROUGH
                                                                1996            1995     MARCH 31, 1996
                                                                ----            ----     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss  . . . . . . . . . . . . . . . . . . . . . . .   $ (3,862)      $ (1,730)     $ (41,062)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
       Depreciation and amortization . . . . . . . . . . .        114             98          3,170
       Other . . . . . . . . . . . . . . . . . . . . . . .        ---            ---             78
       Changes in:
         Prepaid Inventory . . . . . . . . . . . . . . . .       (179)          (543)          (597)
         Inventory . . . . . . . . . . . . . . . . . . . .        (69)           ---            (69)
         Other current assets. . . . . . . . . . . . . . .        133             72           (481)
         Other assets. . . . . . . . . . . . . . . . . . .        ---             --            (69)
         Other current liabilities . . . . . . . . . . . .        544             12          1,492
                                                             --------       --------       --------
          Net cash used in operating activities. . . . . .     (3,319)        (2,091)       (37,538)
                                                             --------       --------       --------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment. . . . . . . . . . .        (92)            (8)        (1,345)
   Short-term investments purchased. . . . . . . . . . . .        ---            ---        (30,337)
   Short-term investments sold/redeemed. . . . . . . . . .        602          1,000         30,344
   Restricted cash . . . . . . . . . . . . . . . . . . . .         93            626           (512)
                                                             --------       --------       --------
       Net cash provided by (used in) investing activities        603          1,618         (1,850)
                                                             --------       --------       --------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of preferred stock, net of issuance costs. . .      5,938            ---         25,015
   Issuance of common stock, net of issuance costs . . . .          4             10         21,773
   Issuance of long-term debt. . . . . . . . . . . . . . .         62            ---          5,011
   Payments on long-term obligations . . . . . . . . . . .       (164)          (111)        (3,259)
                                                             --------       --------       --------
       Net cash provided by (used in) financing activities      5,840           (101)        48,540
                                                             --------       --------       --------



Net increase (decrease) in cash and cash equivalents . . .      3,124           (574)         9,152
Cash and cash equivalents, beginning of period . . . . . .      6,028          1,601            ---
                                                             --------       --------       --------
Cash and cash equivalents, end of period . . . . . . . . .     $9,152         $1,027         $9,152
                                                             --------       --------       --------
                                                             --------       --------       --------









                                See accompanying notes

                               BIOCIRCUITS CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                            NOTES TO FINANCIAL STATEMENTS
                                   MARCH 31, 1996
                                     (UNAUDITED)

1.  NATURE OF BUSINESS AND FINANCING

    Biocircuits Corporation (a development stage company) (the "Company") was incorporated in Delaware on March 7, 1989. The Company is engaged in developing and commercializing new immunodiagnostic testing systems.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's first sale and shipment of its IOS system occurred in March 1996. The Company has incurred a loss in each period since its inception. At March 31, 1996, the Company's accumulated deficit was $41,062,000. Biocircuits expects to incur additional losses over the next several years.

    The Company expects that existing capital resources will be used primarily for the continued launch of the IOS system and development of additional tests for the IOS system.

    Additional funds will be required in 1996 to carry the Company beyond the initial sales of the IOS system. The Company's ability to continue operations will be dependent upon its ability to obtain additional funds from existing investors, new investors or corporate partners. The Company is pursuing all options, but there can be no assurance the Company will be successful. If not successful in obtaining financing, the Company's business will be materially and adversely affected.

    The Company believes that maintaining its listing on the Nasdaq National Market System ("Nasdaq") is critical to its ability to raise additional funds as well as to provide liquidity to investors. If the outstanding warrants which expire on May 31, 1996 are exercised in full, the Company would receive approximately $1.4 million (assuming current market prices for the Company's Common Stock and the outstanding 1995 Warrants exercisable at $.60 per share are exercised on a net basis), which the Company estimates would satisfy the Company's cash requirements through year end 1996. In such case, the Company should remain in compliance with Nasdaq listing requirements until the end of third quarter 1996. Thereafter, the Company will be required to generate sufficient revenues or raise additional capital to maintain Nasdaq requirements. If less than approximately 80 percent of the outstanding warrants expiring on May 31, 1996 are exercised based on current market prices or if the market prices at the time of the warrant exercises are materially lower than the current market price, the Company could fail to remain in compliance with Nasdaq listing requirements at the end of second quarter 1996. If the warrants issued in June 1995 (which expire on December 18, 1996) are exercised in full for cash, in addition to the May warrants being exercised in full, the Company would receive an aggregate amount of $4.0 million, which the Company estimates would satisfy the Company's cash requirements through first quarter 1997. However, there can be no assurance that any of the remaining warrants will be exercised or that the 1995 Warrants, which contain a net exercise provision, will be exercised for cash.

    In future periods, the Company expects to incur substantial additional costs, including costs related to ongoing research and development activities, either alone or in collaboration with strategic partners, clinical trials, expansion of manufacturing, development of manufacturing capabilities, obtaining regulatory approvals and establishing sales, marketing and distribution capabilities. The Company's long-term capital requirements will depend on numerous factors, including the success of the Company's products and the rate of increase in product revenue, the progress of the Company's research and development, the timing and cost of obtaining regulatory approvals, the costs associated with patents and other intellectual property rights, the levels of resources devoted to the development of manufacturing and marketing capabilities, and establishment of potential collaborative partnerships. The rate of increase in product revenue will significantly influence the financing requirements and cannot be predicted nor can there be any assurance that it will occur according to the Company's expectations. The Company intends to seek additional funding through various means, including public or private financings. Other methods of financing, including working capital financing for accounts receivable and lease financing for the acquisition of capital equipment, may be utilized if available on attractive terms. The Company also will attempt to obtain funds through arrangements with strategic partners or others that will require the Company to relinquish additional rights to certain of its technologies, products or marketing territories in exchange for funding. If adequate funds are not available from these sources, the Company will be required to curtail its operations significantly. No assurance can be given that any additional financing will be available or, if available, that it will be available on acceptable terms.

2.  BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

    Net loss per share is computed on the basis of the weighted average number of common shares outstanding. Common stock equivalent shares are excluded from the computation as their effect is anti-dilutive.

    Following is supplemental pro forma earnings per share, calculated giving effect to the conversion of the outstanding convertible preferred stock on an if converted basis (in thousands, except per share data):

                                                          THREE MONTHS ENDED
                                                                MARCH 31,
                                                         ---------------------
                                                            1996         1995
                                                         ---------    --------

   Net loss as reported. . . . . . . . . . . . . .       $  (3,862)   $ (1,730)
                                                         ---------    --------
                                                         ---------    --------

   Shares used in computing net
       loss per share as reported. . . . . . . . .           3,902       2,503

   Adjustment to include outstanding convertible
       preferred stock previously excluded
       as it is anti-dilutive. . . . . . . . . . .           3,366        ---
                                                         ---------    --------

   Shares used in computing pro forma net
       loss per share. . . . . . . . . . . . . . .          7,268       2,503
                                                         ---------    --------


   Pro forma net loss per share. . . . . . . . . .      $    (0.53)  $   (0.69)
                                                         ---------    --------
                                                         ---------    --------
                                      7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


IN ADDITION TO THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995.


RESULTS OF OPERATIONS

The Company has incurred a loss in each period since its inception. At March 31, 1996, the Company's accumulated deficit was $41.1 million. Biocircuits expects to incur additional losses over the next several years. The Company expects that currently available funds will be used primarily for the continued launch of the IOS point-of-care system and development of additional tests for the IOS point-of-care system. The losses may vary from period to period, including from quarter to quarter, and are generally expected to increase, due to the recent launch of the Company's IOS point-of-care system. Accordingly, the Company believes that quarter-to-quarter results are not a useful indicator of the Company's performance.

In June 1995, the Company closed a convertible Preferred Stock and warrant unit private placement that consisted of the sale of 17,399,000 units at $0.50 per unit. Proceeds to the Company were approximately $8.5 million, net of issuance costs. A unit consisted of one share of Series A Preferred Stock and one warrant to purchase approximately .60 shares of Series A Preferred Stock at $0.60 per share (the "1995 Warrants"). Series A Preferred Stock converts to Common Stock at the rate of four shares of Series A Preferred Stock to one share of Common Stock.

In January 1996, as a result of the August 1995 transaction with Beckman Instruments, Inc. ("Beckman"), the Company amended outstanding 1995 Warrants to purchase 2,666,514 shares of Series A Preferred Stock and closed a private placement pursuant to which the Company issued new warrants (the "1996 Warrants") to purchase 2,852,998 shares of Series A Preferred Stock. One half of the amended 1995 Warrants and one half of the 1996 Warrants are exercisable at a purchase price of 70% of the current market price upon exercise and expire on May 31, 1996. The remaining one half of the amended 1995 Warrants and 1996 Warrants were subject to automatic exercise at a purchase price of $1.46 per share (Common Stock equivalent price of $5.84 per share) upon the Company's shipment of the first ten IOS instruments and accompanying cartridges, which occurred in March 1996. After the January 1996 amendment of the 1995 Warrants, 1995 Warrants to purchase approximately 4.9 million shares of Series A Preferred Stock remained outstanding at a purchase price of $0.60 per share, expiring on December 18, 1996.

The Company's first sale and shipment of its IOS system occurred in March 1996, with cartridges capable of performing the T4 and T Uptake tests. The Company does not expect to realize any significant revenue until at least the second half of 1996. The selling process typically requires the Company's sales force to work closely with distributors, generate qualified physician leads and perform demonstrations of the IOS system in physicians' offices. The Company has established marketing programs for the IOS system and expects to continue to develop additional marketing programs in the future. The selling process can be time-consuming and there can be no assurance that the Company will be successful in marketing the IOS system, that the rate of sales growth will meet expectations or that the marketing programs of the Company will achieve the desired results.

In order for the Company to have success in penetrating the point-of-care immunodiagnostic market, the Company will need to expand its menu of tests beyond the T4 and T Uptake tests. On April 23, 1996, the

Company filed a 510(k) pre-market notification with the Food and Drug Administration ("FDA") for marketing clearance of its Thyroid Stimulating Hormone ("TSH") test to diagnose and manage thyroid function. On May 8, 1996, the Company filed a 510(k) pre-market notification with the FDA for marketing clearance for the Company's qualitative serum pregnancy test.
The Company currently is developing a quantitative hCG test to track progress of early pregnancies. The Company expects to file a 510(k) pre-market notification on this test with the FDA in the second quarter 1996. However, in the past, the Company has experienced delays in completing the development of new tests. The Company has commenced development of a Prostate Specific Antigen ("PSA") test for management of prostate cancer patients and a digoxin test for monitoring the therapeutic usage of this drug in the treatment of heart disease. The Company currently plans to begin development of additional tests by year end 1996. There can be no assurance that the Company will be successful in expanding its menu of tests and according to schedule, obtaining regulatory approvals or that the Company will be ready to begin selling cartridges for new tests upon receipt of FDA clearance for such tests.

In 1995, the Company entered into agreements with Nalge Nunc International, Inc. ("Nunc") to manufacture the plastic components of its disposable test cartridges. Under the terms of the agreement, Nunc has the exclusive right to supply the plastic components for the test cartridges for all sales in North America. The Company is entirely dependent on Nunc as the sole source for the plastic components and the molding thereof and Nunc relies upon a single tool for the molding of the plastic components. There can be no assurance that Nunc will be able to deliver the required quantities of test cartridge components on schedule or at costs acceptable to the Company.

The Company's near term cartridge manufacturing milestones include: improving manufacturing efficiencies and cartridge design, expanding mold and cartridge manufacturing capacity as both the test menu and test manufacturing volume expand, initiating manufacturing automation efforts and manufacturing the cartridge at the Company's targeted cost. There can be no assurance that the Company will be successful in achieving these milestones or that these milestones will be achieved on a timely basis.

Pursuant to an agreement entered into in December 1992, KMC Systems, Inc. ("Kollsman") is the exclusive North American supplier of the IOS instrument. This agreement with Kollsman contains certain minimum purchase requirements and expires three years from the date of first commercial production, subject to certain rights of earlier termination. The initial instrument transfer price payable to Kollsman by the Company was substantially higher than any previous projection received from Kollsman in the past. In April 1996, the Company and Kollsman executed a letter agreement to amend the 1992 agreement (the "Letter Agreement"), pursuant to which Kollsman will be the exclusive supplier of the IOS instrument through 1997, the minimum purchase requirements were eliminated and the Company and Kollsman agreed to an acceptable transfer price to be paid through 1997, the revised term of the agreement. Also pursuant to the Letter Agreement, the Company agreed to issue Kollsman a warrant to purchase 250,000 shares of Common Stock, subject to an increase of 50,000 shares under certain circumstances. The warrant expires at year end 1997, subject to certain extension rights, and has an exercise price of $7.00 per share. The Company is entirely dependent on Kollsman as the sole source of production of its IOS instruments. Kollsman, in turn, relies upon sole-source suppliers for certain components. Failure of Kollsman's suppliers to deliver the required quantities on a timely basis and at commercially reasonable prices, or Kollsman's failure to deliver the IOS instruments to the Company on a timely basis or at commercially reasonable costs could materially adversely affect the Company.

Certain design changes to the IOS instrument have been required since the first sale and shipment of the IOS system. The Company believes that these changes, which are not atypical upon the launch of a new product, will successfully be completed in May 1996. Any significant delay in incorporating these changes may delay shipments of the IOS instrument. There can be no assurance that additional design changes may not be required in the future.

The Company has experienced delays from Kollsman in the past, resulting in delays in the development of the TSH, qualitative serum pregnancy and quantitative hCG tests and delays in the introduction of the IOS system and initial tests. In addition, Kollsman did not deliver the Company's requested number of GMP instruments in the first quarter 1996, thereby limiting sales potential in the quarter and creating a backlog of shipments as of March 31, 1996. This backlog has been filled and the related revenues will be recorded in the second quarter of

1996. There can be no assurance that similar delays will not be encountered in the future. In the event that shipments are delayed and orders for the IOS point-of-care system become significantly backlogged, the delay could have a material adverse impact on the Company.

FIRST QUARTER FY 1996 COMPARED TO FIRST QUARTER FY 1995

Following the Company's March 1996 launch of the IOS system, the Company received $96,000 in orders through the remainder of the quarter. Revenue in the first quarter totaled $45,000, with a $51,000 backlog existing at the end of the quarter. This backlog has been filled and the related revenues will be recorded in the second quarter of 1996.

Total operating costs and expenses increased from $1,761,000 in the first quarter of 1995 to $3,910,000 in the first quarter of 1996, an increase of $2,149,000, or 122%.

The Company recorded $307,000 of cost of sales in the first quarter of 1996, in connection with the Company's first shipment of product. These costs consisted primarily of manufacturing overhead and startup costs associated with the production of revenue generating product.

Research and development expenses increased from $1,202,000 in the first quarter of 1995 to $2,353,000 in the first quarter of 1996, an increase of $1,151,000 or 96%. This increase was due primarily to increased outside services, primarily Kollsman, and general operating expenses.

Sales, general and administrative expenses increased from $559,000 in the first quarter of 1995 to $1,250,000 in the first quarter of 1996, an increase of $691,000 or 124%. This increase was due primarily to the increased sales and marketing expenses resulting from the launch of the IOS point-of-care system and general operating expenses.

Net other income and expense decreased from $31,000 in the first quarter of 1995 to $3,000 in the first quarter of 1996, a decrease of $28,000 or 90%. Interest income increased from $54,000 in the first quarter of 1995 to $92,000 in the first quarter of 1996, an increase of $38,000 or 70%. The increase was due to increased cash balances arising from funds received from the 1995 and 1996 private placements and from Beckman, offset by losses, purchases of property and equipment and payments on long-term obligations. Interest and other expense increased from $23,000 in the first quarter of 1995 to $89,000 in the first quarter of 1996, an increase of $66,000 or 287%. Interest expense results from the Company's long-term debt and capital leases related to its property and equipment.

Net loss increased from $1,730,000 or $0.69 per share in the first quarter of 1995 to $3,862,000 or $0.99 per share in the first quarter of 1996, an increase of $2,132,000 or 123%.


LIQUIDITY AND CAPITAL RESOURCES

The Company historically has financed its operations primarily through sales of Common and Preferred Stock, interest income on the cash balances available after such financings, long term debt and capital asset lease financings. Since its inception through March 31, 1996, the Company raised a total of approximately $49.9 million in the sale of Common and Preferred Stock.

The Company's cash and cash equivalents and short-term investments were $9.15 million as of March 31, 1996, compared to $6.63 million at the end of 1995. The increase was due primarily to the receipt of approximately $6.0 million in gross proceeds from the exercise of warrants (including approximately $4.0 million from the automatic exercise of outstanding warrants to purchase Series A Preferred Stock and approximately $2.0 million from the early exercise of the remaining amended 1995 Warrants, 1995 Warrants and 1996 Warrants), offset by losses in the first quarter of 1996. The Company believes that its existing capital resources will be adequate to satisfy its requirements into the fourth quarter of 1996, assuming no exercise of outstanding warrants. The Company expects that existing capital resources will be used primarily for the continued launch of the IOS system and development of additional tests for the IOS system.

The Company's accounts payable increased from $547,000 on December 31, 1995 to approximately $1.1 million on March 31, 1996, an increase of $580,000. This was due primarily to the delay in payment of approximately $600,000 for non-recurring outside services. The Company expects to complete this payment in second quarter 1996.

Additional funds will be required in 1996 to carry the Company beyond the initial sales of the IOS system. The Company's ability to continue operations will be dependent upon its ability to obtain additional funds from existing investors, new investors or corporate partners. The Company is pursuing all options, but there can be no assurance the Company will be successful. If not successful in obtaining financing, the Company's business will be materially and adversely affected.

The Company believes that maintaining its listing on the Nasdaq National Market System ("Nasdaq") is critical to its ability to raise additional funds as well as to provide liquidity to investors. If the outstanding warrants which expire on May 31, 1996 are exercised in full, the Company would receive approximately $1.4 million (assuming current market prices for the Company's Common Stock and the outstanding 1995 Warrants exercisable at $.60 per share are exercised on a net basis), which the Company estimates would satisfy the Company's cash requirements through year end 1996. In such case, the Company should remain in compliance with Nasdaq listing requirements until the end of third quarter 1996. Thereafter, the Company will be required to generate sufficient revenues or raise additional capital to maintain Nasdaq requirements. If less than approximately 80 percent of the outstanding warrants expiring on May 31, 1996 are exercised based on current market prices or if the market prices at the time of the warrant exercises are materially lower than the current market price, the Company could fail to remain in compliance with Nasdaq listing requirements at the end of second quarter 1996. If the warrants issued in June 1995 (which expire on December 18, 1996) are exercised in full for cash, in addition to the May warrants being exercised in full, the Company would receive an aggregate amount of $4.0 million, which the Company estimates would satisfy the Company's cash requirements through first quarter 1997. However, there can be no assurance that any of the remaining warrants will be exercised or that the 1995 Warrants, which contain a net exercise provision, will be exercised for cash.

In future periods, the Company expects to incur substantial additional costs, including costs related to ongoing research and development activities, either alone or in collaboration with strategic partners, clinical trials, expansion of manufacturing, development of manufacturing capabilities, obtaining regulatory approvals and establishing sales, marketing and distribution capabilities. The Company's long-term capital requirements will depend on numerous factors, including the success of the Company's products and the rate of increase in product revenue, the progress of the Company's research and development, the timing and cost of obtaining regulatory approvals, the costs associated with patents and other intellectual property rights, the levels of resources devoted to the development of manufacturing and marketing capabilities, and establishment of potential collaborative partnerships. The rate of increase in product revenue will significantly influence the financing requirements and cannot be predicted nor can there be any assurance that it will occur according to the Company's expectations. The Company intends to seek additional funding through various means, including public or private financings. Other methods of financing, including working capital financing for accounts receivable and lease financing for the acquisition of capital equipment, may be utilized if available on attractive terms. The Company also will attempt to obtain funds through arrangements with strategic partners or others that will require the Company to relinquish additional rights to certain of its technologies, products or marketing territories in exchange for funding. If adequate funds are not available from these sources, the Company will be required to curtail its operations significantly. No assurance can be given that any additional financing will be available or, if available, that it will be available on acceptable terms.

BIOCIRCUITS CORPORATION


PART II:  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K.

         a)   Exhibits

              3.1 Amended and Restated Certificate of Incorporation of the Registrant (2)

              3.1(i) Certificate of Amendment of Restated Certificate of Incorporation of the Registrant

              3.2       Amended and Restated Bylaws of the Registrant(1)

              *10.21    Restated 1992 Non-Employee Directors Stock Option Plan

              *10.22    Dual Stock Option Plan

              27.1      Financial Data Schedule

              ----------------------------------------
                   *          Compensatory Plan


                   (1) Incorporated by reference to identically numbered exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 33-46587), as amended, which became effective May 13, 1992.

                   (2) Incorporated by reference to identically numbered exhibit filed with the Registrant's Registration Statement on Form S-3 (No. 33-93736), as amended, which became effective August 8, 1995.

         b)   Reports on Form 8-K

              None

                               BIOCIRCUITS CORPORATION
                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BIOCIRCUITS CORPORATION


Date:    May 14, 1996

                                       By:  /s/ Donald Hawthorne
                                            ------------------------------
                                            Donald Hawthorne
                                            Vice President, Chief Financial
                                            Officer and Secretary (Duly
                                            Authorized Officer and Principal
                                            Financial and Accounting Officer)