Form 10-Q
period 1996-06-30
BIOCIRCUITS CORP
filed 1996-08-13
CIK 855844

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----  SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED JUNE 30, 1996 OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ----- SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.

                         COMMISSION FILE NUMBER  0-19975

                            BIOCIRCUITS CORPORATION
           (Exact name of registrant as specified in its charter)

                  DELAWARE                               94-3088884
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                Identification No.)

          1324 CHESAPEAKE TERRACE
           SUNNYVALE, CALIFORNIA                           94089
 (Address of principal executive offices)                (Zip Code)


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

                               Yes   X     No
                                   -----      -----

At July 31, 1996, Registrant had 5,445,191 shares of Common Stock issued and outstanding.

                             BIOCIRCUITS CORPORATION

                                      INDEX

PART I:  FINANCIAL INFORMATION


ITEM 1.   Financial Statements and Notes

          Balance sheets (unaudited) - June 30, 1996 and December 31, 1995 ........    3

          Statements of operations (unaudited) - three months ended June 30,
               1996 and 1995 and six months ended June 30, 1996 and 1995
               and the period from March 7, 1989 (inception) through
               June 30, 1996 ......................................................    4

          Statements of cash flows (unaudited) - six months ended June 30,
               1996 and 1995 and the period from March 7, 1989 (inception)
               through June 30, 1996 ..............................................    5

          Notes to Financial Statements (unaudited) ...............................    6

ITEM 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations ......................    8



PART II:  OTHER INFORMATION


ITEM 4.   Submission of Matters to a Vote of Security Holders .....................   13

ITEM 6.   Exhibits and Reports on Form 8-K ........................................   14

Signatures  .......................................................................   15


PART I:  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                            BIOCIRCUITS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                                BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)
                                 (UNAUDITED)

                                                                                  JUNE 30, 1996    DECEMBER 31, 1995
                                                                                  -------------    -----------------
                                                                                                        (NOTE)
ASSETS
  Current assets:
     Cash and cash equivalents ..................................................   $  6,700          $  6,028
     Short-term investments .....................................................        ---               605
     Prepaid expenses and other current assets ..................................        482               544
     Inventory ..................................................................        332               ---
     Prepaid inventory ..........................................................        489               418
     Restricted cash ............................................................        102                93
                                                                                     -------           --------
  Total current assets ..........................................................      8,105             7,688

     Property and equipment, net of accumulated depreciation and
        amortization of $1,474 ($1,298 in 1995) .................................      1,188               975

     Restricted cash ............................................................        376               479
     Other assets ...............................................................        137               125
                                                                                     -------           --------
                                                                                    $  9,806          $  9,267
                                                                                     -------           --------
                                                                                     -------           --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .............................................................   $    901          $    547
   Accrued liabilities ..........................................................        131               205
   Accrued compensation and related expenses ....................................        179               198
   Current portion of capital lease obligations .................................        337               547
                                                                                     -------           --------
Total current liabilities .......................................................      1,548             1,497

Long-term portion of capital lease obligations ..................................        111               114
Long-term convertible debt ......................................................      3,718             3,593

Stockholders' equity:
   Preferred stock, $0.001 par value, 40,000,000 shares authorized, issuable in series:  Series A convertible, 30,000,000 shares designated,
      13,093,305 shares issued and outstanding (12,999,000 shares outstanding at December 31, 1995), aggregate liquidation preference
      of $.55 per share .........................................................      9,908             6,320
   Common stock, $0.001 par value, 70,000,000 shares authorized,
      5,256,892 shares issued and outstanding (3,673,390 shares issued
      and outstanding at December 31, 1995) .....................................     39,441            35,172
   Deficit accumulated during the development stage .............................    (44,763)          (37,200)
   Notes receivable secured by common stock .....................................        (74)              (99)
   Deferred compensation and other ..............................................        (83)             (130)
                                                                                    --------          --------
Total stockholders' equity ......................................................      4,429             4,063
                                                                                    --------          --------
                                                                                    $  9,806          $  9,267
                                                                                    --------          --------
                                                                                    --------          --------

Note:  Derived from the audited balance sheet at December 31, 1995.

                             See accompanying notes

                             BIOCIRCUITS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                       THREE MONTHS ENDED   SIX MONTHS ENDED       PERIOD FROM
                                                            JUNE 30,             JUNE 30,         MARCH 7, 1989
                                                       ------------------  ------------------  (INCEPTION) THROUGH
                                                         1996      1995      1996      1995       JUNE 30, 1996
                                                         ----      ----      ----      ----       -------------

REVENUES:
   Product Sales..................................     $   111   $   ---   $   156   $   ---   $    156

OPERATING COSTS AND EXPENSES:
   Cost of sales..................................          742       ---     1,049       ---      1,049
   Research and development ......................        1,662     1,115     4,015     2,317     31,291
   Sales, general and administrative..............        1,430       620     2,680     1,179     13,542
                                                        -------   -------   -------   -------   --------
                                                          3,834     1,735     7,744     3,496     45,882

   Loss from operations...........................       (3,723)   (1,735)   (7,588)   (3,496)   (45,726)

   Interest and dividend income...................          104        20       196        74      2,199
   Interest and other expense.....................          (82)      (22)     (171)      (45)    (1,236)
                                                        -------   -------   -------   -------   --------
   Net loss ......................................      $(3,701)  $(1,737)  $(7,563)  $(3,467)  $(44,763)
                                                        -------   -------   -------   -------   --------
                                                        -------   -------   -------   -------   --------
   Net loss per share.............................      $ (0.80)  $ (0.69)  $ (1.77)  $ (1.38)
                                                        -------   -------   -------   -------
                                                        -------   -------   -------   -------

   Shares used in computing net loss per share....        4,626     2,506     4,264     2,505
                                                        -------   -------   -------   -------
                                                        -------   -------   -------   -------



                            See accompanying notes.

                           BIOCIRCUITS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                          STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                (UNAUDITED)


                                                                SIX MONTHS ENDED        PERIOD FROM
                                                                     JUNE 30,          MARCH 7, 1989
                                                               -------------------  (INCEPTION) THROUGH
                                                                 1996       1995       JUNE 30, 1996
                                                               --------   --------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..................................................  $(7,563)   $(3,467)       $(44,763)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization ..........................      232        189           3,290
     Other ..................................................      241        ---             319
     Changes in:
       Prepaid Inventory ....................................      (71)      (543)           (489)
       Inventory ............................................     (332)       ---            (332)
       Other current assets .................................       53         57            (561)
       Other assets .........................................      ---         --             (69)
       Other current liabilities ............................      260        (82)          1,208
                                                               -------    -------        --------
         Net cash used in operating activities ..............   (7,180)    (3,846)        (41,397)
                                                               -------    -------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment ........................    (293)        102          (1,546)
  Short-term investments purchased ..........................     ---         ---         (30,337)
  Short-term investments sold/redeemed ......................     597       1,000          30,337
  Restricted cash ...........................................      91         626            (514)
                                                               -------    -------        --------
    Net cash provided by (used in) investing activities .....     395       1,728          (2,060)
                                                               -------    -------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of preferred stock, net of issuance costs ........    7,575      8,600          26,652
  Issuance of common stock, net of issuance costs ...........       65         30          21,834
  Issuance of long-term debt ................................      125        ---           5,074
  Payments on long-term obligations .........................     (308)      (165)         (3,403)
                                                               -------    -------        --------
    Net cash provided by (used in) financing activities ....     7,457      8,465          50,157
                                                               -------    -------        --------

Net increase (decrease) in cash and cash equivalents .........     672      6,347           6,700
Cash and cash equivalents, beginning of period ...............   6,028      1,601             ---
                                                               -------    -------        --------
Cash and cash equivalents, end of period ..................... $ 6,700    $ 7,948        $  6,700
                                                               -------    -------        --------
                                                               -------    -------        --------

                             See accompanying notes

                            BIOCIRCUITS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 1996
                                 (UNAUDITED)

1.  NATURE OF BUSINESS AND FINANCING

     Biocircuits Corporation (a development stage company) (the "Company") was incorporated in Delaware on March 7, 1989. The Company is engaged in developing and commercializing new immunodiagnostic testing systems.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's first sale and shipment of its IOS system occurred in March 1996. The Company has incurred a loss in each period since its inception. At June 30, 1996, the Company's accumulated deficit was $44,763,000. Biocircuits expects to incur additional losses over the next several years.

     The Company believes that its existing capital resources will be adequate to satisfy its requirements into the fourth quarter of 1996, assuming no exercise of outstanding warrants. The Company expects that existing capital resources will be used primarily for the continued launch of the IOS system as well as for the development of additional tests for the IOS system. If the remaining warrants issued in June 1995 (which expire on December 18, 1996) are exercised in full for cash, the Company would receive an aggregate amount of $2.2 million, which the company estimates would satisfy the Company's cash requirements into first quarter 1997. However, there can be no assurance that any of the remaining warrants will be exercised or that these warrants, which contain a net exercise provision, will be exercised for cash.

     The Company believes that maintaining its listing on the Nasdaq National Market System ("Nasdaq") is critical to its ability to raise additional funds as well as to provide liquidity to investors. The Company anticipates that, unless additional capital is obtained, it will fail to be in compliance with Nasdaq listing requirements at the end of third quarter 1996.

     Additional funds will be required in 1996 to carry the Company through the anticipated launch of additional tests and until significant revenues can be generated from sales of IOS instruments and test cartridges. The Company's ability to continue operations will be dependent upon its ability to obtain additional funds in the very near term. The Company is currently pursuing various alternatives, including seeking debt or equity financings from existing investors, new investors, or corporate partners. However, there can be no assurance the Company will be successful, that funding will be available on a timely basis or on acceptable terms, that such funding will not result in significant dilution of existing shareholders, or that the Company will not be required to relinquish valuable rights to obtaining such financing. If adequate funding is not available on a timely basis, the Company will be required to seek sale of the Company or to cease operations.

     In future periods, the Company expects to incur substantial additional costs, including costs related to ongoing research and development activities, either alone or in collaboration with strategic partners, clinical trials, expansion of manufacturing, development of manufacturing capabilities, obtaining regulatory approvals and establishing sales, marketing and distribution capabilities. The Company's longer-term capital requirements will depend on numerous factors, including the success of the Company's products and the rate of increase in product revenue, the progress of the Company's research and development, the timing and cost of obtaining regulatory approvals, the costs associated with patents and other intellectual property rights, the levels of resources devoted to the development of manufacturing and marketing capabilities, and establishment of potential collaborative partnerships. The rate of increase in product revenue will significantly influence the financing requirements and cannot be predicted nor can there be any assurance that it will occur according to the Company's expectations. The Company intends to seek additional funding through various means, including public or private financings. Other methods of financing, including working capital financing for accounts receivable and lease financing for the acquisition of capital equipment, may be utilized if available on attractive terms. The Company also will attempt to obtain funds through arrangements with strategic partners or others that will require the Company to relinquish additional rights to certain of its technologies, products or marketing territories in exchange for funding. If adequate funds are not available from these sources, the Company will be required to curtail its operations significantly. No assurance can be given that any additional financing will be available or, if available, that it will be available on acceptable terms.

2.  BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

     Net loss per share is computed on the basis of the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation as their effect is anti-dilutive.

     Following is supplemental pro forma earnings per share, calculated giving effect to the conversion of the outstanding convertible preferred stock on an if converted basis (in thousands, except per share data):

                                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                                               JUNE 30,             JUNE 30,
                                                         ------------------    -----------------
                                                           1996       1995       1996      1995
                                                         -------    -------    -------    ------
        Net loss as reported ..........................  $(3,701)   $(1,737)   $(7,563)   $(3,467)
                                                         -------    -------    -------    -------
                                                         -------    -------    -------    -------
        Shares used in computing net
          loss per share as reported ..................    4,626      2,506      4,264      2,505

        Adjustment to include outstanding convertible
          preferred stock previously excluded
          as it is anti-dilutive ......................    3,623        574      3,494        287
                                                         -------    -------    -------    -------

        Shares used in computing pro forma net
          loss per share ..............................    8,249      3,080      7,758      2,792
                                                         -------    -------    -------    -------
                                                         -------    -------    -------    -------

        Pro forma net loss per share ..................  $ (0.45)   $ (0.56)   $ (0.97)   $(1.24)
                                                         -------    -------    -------    -------
                                                         -------    -------    -------    -------

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


RESULTS OF OPERATIONS

The Company has incurred a loss in each period since its inception. At June 30, 1996, the Company's accumulated deficit was $44.8 million. Biocircuits expects to incur additional losses over the next several years. The Company expects that currently available funds will be used primarily for the continued launch of the IOS point-of-care system and development of additional tests for the IOS point-of-care system. The losses may vary from period to period, including from quarter to quarter, and are generally expected to increase, due to the recent launch of the Company's IOS point-of-care system. Accordingly, the Company believes that quarter-to-quarter results are not a useful indicator of the Company's performance.

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

To date, the number of instrument sales to distributors and placements in physicians' offices have been significantly less than the Company's expectations. Certain design changes to the IOS instrument were required since the first sale and shipment of the IOS system. In April 1996, problems in some of the instrument circuitry and software required certain parts and software modifications. Further product shipments were suspended, at that time, while the problems were diagnosed and corrected and all changes were validated and documented. Shipments to distributors were resumed in the
middle of June.   In addition, all instruments previously shipped to
customers have been retrofitted. There can be no assurance that additional design changes may not be required in the future or that the system performance will be reliable over time.

The requirements to make certain design changes to the instrument and the suspension of product shipments had an adverse impact on second quarter 1996 revenue and overall financial performance. Furthermore, a $49,000 backlog of shipments existed at June 30, 1996. This backlog has been filled and the related revenue will be recorded in the third quarter 1996. There can be no assurance that similar backlogs will not be encountered in the future. In the event that shipments are delayed and orders for the IOS point-of-care system become significantly backlogged, the delay could have a material adverse impact on the Company.

In order for the Company to have success in penetrating the point-of-care immunodiagnostic market and to achieve significant sales of IOS systems and test cartridges, the Company believes it will need to expand its menu of tests beyond the T4 and T Uptake tests. The Company's initial marketing efforts indicate that offering a test for Thyroid Stimulating Hormone ("TSH") to diagnose and manage thyroid function may be a key element in penetrating the physicians' office market. On April 23, 1996, the Company filed a 510(k) pre-market notification with the Food and Drug Administration ("FDA") for marketing clearance of its TSH test. On May 8, 1996, the Company filed a 510(k) pre-market notification with the FDA for marketing clearance for the Company's qualitative serum pregnancy test. The Company currently is developing a quantitative hCG test to track progress of early pregnancies and the Company expects to file a 510(k) pre-market notification on this test with the FDA in the third quarter 1996. In addition, the Company has commenced development of a Prostate Specific Antigen ("PSA") test for management of prostate cancer patients and a digoxin test for monitoring the therapeutic usage of this drug in the treatment of heart disease. In the past, the Company has experienced delays in completing the development of new tests. There can be no assurance that the Company will be successful in expanding its menu of tests and according to schedule, as well as obtaining regulatory approvals for such tests.

Beginning in the second quarter 1996, the Company developed and initiated testing of a modified cartridge design. The Company believes this modified design will be required for the market launch of the TSH, qualitative serum pregnancy and quantitative hCG tests. Any cartridge design typically requires certain changes to the mold prior to finalization of the cartridge design. The Company currently believes the modified cartridge will be completed for a market launch of the TSH and qualitative serum pregnancy tests in the fourth quarter 1996. Consequently, even if the Company receives timely clearance of the TSH test from the FDA, the Company does not expect to realize any significant revenue from related instrument sales until at least the fourth quarter of 1996. There can be no assurance that the Company will not encounter difficulties in finalizing cartridge design which would result in a delay in the market launch of the new tests, that the Company will be successful in completing the modified cartridge design at all, that the test cartridges using the design will perform as planned, or that Nalge Nunc International, Inc., the Company's cartridge supplier, will be able to deliver the required quantities of test cartridge components on schedule or at costs acceptable to the Company.

The Company's other near term cartridge manufacturing milestones include: improving manufacturing efficiencies, expanding mold and cartridge manufacturing capacity as both the test menu and test manufacturing volume expand, initiating manufacturing automation efforts and manufacturing the cartridge at the Company's targeted cost. There can be no assurance that the Company will be successful in achieving these milestones or that these milestones will be achieved on a timely basis.

In December 1992, the Company entered into an agreement with KMC Systems, Inc. ("Kollsman") pursuant to which Kollsman was appointed the exclusive North American supplier of the IOS instrument. The agreement with Kollsman contained certain minimum purchase requirements and would expire three years from the date of first commercial production, subject to certain rights of earlier termination. In April 1996, the Company and Kollsman executed a letter agreement to amend the 1992 agreement (the "Letter Agreement"), pursuant to which Kollsman will be the exclusive supplier of the IOS instrument through 1997, the minimum purchase requirements were eliminated and the Company and Kollsman agreed to an acceptable transfer price to be paid through 1997, the revised term of the agreement. Also pursuant to the Letter Agreement, the Company agreed to issue Kollsman a warrant to purchase 250,000 shares of Common Stock, subject to an increase of 50,000 shares under certain circumstances. The warrant expires at year end 1997, subject to certain extension rights, and has an exercise price of $7.00 per share. In order to secure an adequate supply of IOS instruments, the Company has established a standby letter of credit for the benefit of Kollsman. The Company is entirely dependent on Kollsman as the sole source of production of its IOS instruments. Kollsman, in turn, relies upon sole-source suppliers for certain components. Failure of Kollsman's suppliers to deliver the required quantities on a timely basis and at commercially reasonable prices, or Kollsman's failure to deliver the IOS instruments to the Company on a timely basis or at commercially reasonable costs could materially adversely affect the Company.

In June 1995, the Company closed a private placement of 17,399,000 units consisting of convertible Preferred Stock and Warrants at $0.50 per unit. Proceeds to the Company were approximately $8.5 million, net of issuance costs. Each unit consisted of one share of Series A Preferred Stock and one warrant to purchase approximately .60 shares of Series A Preferred Stock at $0.60 per share (Common Stock equivalent price of $2.40 per share and the "1995 Warrants"). Series A Preferred Stock converts to .25 shares of Common Stock.

In January 1996, the Company amended outstanding 1995 Warrants to purchase 2,666,514 shares of Series A Preferred Stock and closed a private placement pursuant to which the Company issued new warrants (the "1996 Warrants") to purchase 2,852,998 shares of Series A Preferred Stock. One half of the amended 1995 Warrants and one half of the 1996 Warrants were exercisable at a purchase price of 70% of the current market price upon exercise and expired on May 31, 1996. Ninety six percent of the warrants expiring on May 31, 1996 were exercised at an average purchase price of $1.18 per share (Common Stock equivalent price of $4.72 per share). The remaining one half of the amended 1995 Warrants and 1996 Warrants were subject to automatic exercise at a purchase price of $1.46 per share (Common Stock equivalent price of $5.84 per share) upon the Company's shipment of the first ten IOS instruments and accompanying cartridges, which occurred in March 1996. 1995 Warrants to purchase approximately 4.9 million shares of Series A Preferred Stock remained outstanding at a purchase price of $0.60 per share (Common Stock equivalent price of $2.40 per share), expiring on December 18, 1996.


SECOND QUARTER FY 1996 COMPARED TO SECOND QUARTER FY 1995

Revenue in the second quarter totaled $111,000, including the shipment of the $51,000 backlog that existed at the end of the first quarter 1996. The second quarter 1996 ended with a backlog of $49,000. The latter backlog has been filled and the related revenues will be recorded in the third quarter 1996.

Total operating costs and expenses increased from $1,735,000 in the second quarter of 1995 to $3,834,000 in the second quarter of 1996, an increase of $2,099,000 or 121%.

The Company recorded $742,000 of cost of sales in the second quarter of 1996. These costs consisted primarily of manufacturing overhead and startup costs associated with the production of revenue generating product and the Kollsman warrant.

Research and development expenses increased from $1,115,000 in the second quarter of 1995 to $1,662,000 in the second quarter of 1996, an increase of $547,000 or 49%. This increase was due primarily to outside services, primarily non-recurring engineering charges from Kollsman, additional staffing and increased general operating expenses.

Sales, general and administrative expenses increased from $620,000 in the second quarter of 1995 to $1,430,000 in the second quarter of 1996, an increase of $810,000 or 131%. This increase was due primarily to the increased sales and marketing expenses resulting from the launch of the IOS point-of-care system and general operating expenses.

Net other income and expense increased from a negative $2,000 in the second quarter of 1995 to $22,000 in the second quarter of 1996, an increase of $24,000. Interest income increased from $20,000 in the second quarter of 1995 to $104,000 in the second quarter of 1996, an increase of $84,000 or 420%. The increase was due to increased cash balances arising from funds received from the 1995 and 1996 private placements and Beckman, offset by losses, purchases of property and equipment and payments on long-term obligations. Interest and other expense increased from $22,000 in the second quarter of 1995 to $82,000 in the second quarter of 1996, an increase of $60,000 or 273%. Interest expense results from the Company's long-term debt and capital leases related to its property and equipment.

Net loss increased from $1,737,000 or $0.69 per share in the second quarter of 1995 to $3,701,000 or $0.80 per share in the second quarter of 1996, an increase of $1,964,000 or 113%.


SIX MONTHS FY 1996 COMPARED TO SIX MONTHS FY 1995

Following the Company's March 1996 launch of the IOS system, the Company recorded revenue for the six months of $156,000 and had a backlog of $49,000 at June 30, 1996.

Total operating costs and expenses increased from $3,496,000 in the first six months of 1995 to $7,744,000 in the first six months of 1996, an increase of $4,248,000 or 122%.

The Company recorded $1,049,000 of cost of sales in the first six months of 1996. These costs consisted primarily of manufacturing overhead and startup costs associated with the production of revenue generating product and the Kollsman warrant.

Research and development expenses increased from $2,317,000 in the first six months of 1995 to $4,015,000 in the first six months of 1996, an increase of $1,698,000 or 73%. This increase was due primarily to outside services, primarily non-recurring charges from Kollsman, additional staffing and increased general operating expenses.

Sales, general and administrative expenses increased from $1,179,000 in the first six months of 1995 to $2,680,000 in the first six months of 1996, an increase of $1,501,000 or 127%. This increase was due primarily to the increased sales and marketing expenses resulting from the launch of the IOS point-of-care system and general operating expenses.

Net other income and expense decreased from $29,000 in the first six months of 1995 to $25,000 in the first six months of 1996, a decrease of $4,000 or 14%. Interest income increased from $74,000 in the first six months of 1995 to $196,000 in the first six months of 1996, an increase of $122,000 or 165%. The increase was due to increased cash balances arising from funds received from the 1995 and 1996 private placements and Beckman, offset by losses, purchases of property and equipment and payments on long-term obligations. Interest and other expense increased from $45,000 in the first six months of 1995 to $171,000 in the first six months of 1996, an increase of $126,000 or 280%. Interest expense results from the Company's long-term debt and capital leases related to its property and equipment.

Net loss increased from $3,467,000 or $1.38 per share in the first six months of 1995 to $7,563,000 or $1.77 per share in the first six months of 1996, an increase of $4,096,000 or 118%.


LIQUIDITY AND CAPITAL RESOURCES

The Company historically has financed its operations primarily through sales of Common and Preferred Stock, interest income on the cash balances available after such financings, long term debt and capital asset lease financings. Since its inception through June 30, 1996, the Company raised a total of approximately $51.6 million in the sale of Common and Preferred Stock.

The Company's cash and cash equivalents and short-term investments were $6.70 million as of June 30, 1996, compared to $6.63 million at the end of 1995. The increase was due primarily to the receipt of approximately $7.7 million in gross proceeds from the exercise of warrants, including approximately $7.1 million from the exercise of warrants to purchase Series A Preferred Stock which expired on either March 31, 1996 or May 31, 1996 and approximately $0.6 million from the early exercise of the remaining 1995 Warrants, offset by losses in the first half of 1996. The Company believes that its existing capital resources will be adequate to satisfy its requirements into the fourth quarter of 1996, assuming no exercise of outstanding warrants. The Company expects that existing capital resources will be used primarily for the continued launch of the IOS system as well as for the development of additional tests for the IOS system. If the remaining warrants issued in June 1995 (which expire on December 18, 1996) are exercised in full for cash, the Company would receive an aggregate amount of $2.2 million, which the company estimates would satisfy the Company's cash requirements into first quarter 1997. However, there can be no assurance that any of the remaining warrants will be exercised or that the 1995 Warrants, which contain a net exercise provision, will be exercised for cash.

The Company believes that maintaining its listing on the Nasdaq National Market System ("Nasdaq") is critical to its ability to raise additional funds as well as to provide liquidity to investors. The Company anticipates that, unless additional capital is obtained, it will fail to be in compliance with Nasdaq listing requirements at the end of third quarter 1996.

Additional funds will be required in 1996 to carry the Company through the anticipated launch of additional tests and until significant revenues can be generated from sales of IOS instruments and test cartridges. The Company's ability to continue operations will be dependent upon its ability to obtain additional funds in the very near term. The Company is currently pursuing various alternatives, including seeking debt or equity financings from existing investors, new investors, or corporate partners. However, there can be no assurance the Company will be successful, that funding will be available on a timely basis or on acceptable terms, that such funding will not result in significant dilution of existing shareholders, or that the Company will not be required to relinquish valuable rights to obtaining such financing. If adequate funding is not available on a timely basis, the Company will be required to seek sale of the Company or to cease operations.

In future periods, the Company expects to incur substantial additional costs, including costs related to ongoing research and development activities, either alone or in collaboration with strategic partners, clinical trials, expansion of manufacturing, development of manufacturing capabilities, obtaining regulatory approvals and establishing sales, marketing and distribution capabilities. The Company's longer-term capital requirements will depend on numerous factors, including the success of the Company's products and the rate of increase in product revenue, the progress of the Company's research and development, the timing and cost of obtaining regulatory approvals, the costs associated with patents and other intellectual property rights, the levels of resources devoted to the development of manufacturing and marketing capabilities, and establishment of potential collaborative partnerships. The rate of increase in product revenue will significantly influence the financing requirements and cannot be predicted nor can there be any assurance that it will occur according to the Company's expectations. The Company intends to seek additional funding through various means, including public or private financings. Other methods of financing, including working capital financing for accounts receivable and lease financing for the acquisition of capital equipment, may be utilized if available on attractive terms. The Company also will attempt to obtain funds through arrangements with strategic partners or others that will require the Company to relinquish additional rights to certain of its technologies, products or marketing territories in exchange for funding. If adequate funds are not available from these sources, the Company will be required to curtail its operations significantly. No assurance can be given that any additional financing will be available or, if available, that it will be available on acceptable terms.

                     BIOCIRCUITS CORPORATION


PART II:  OTHER INFORMATION


ITEM 4.   Submission of Matters to a Vote of Security Holders

  a)  The Company's Annual Meeting of Stockholders was held on May 17,
      1996.

  b) The following individuals were elected to the Company's Board of Directors for a three-year term expiring at the 1999 Annual Meeting and received the number of votes in favor and votes withheld indicated:

      Hans O. Ribi, Ph.D.
        Common Votes in favor:    3,542,151   Common Votes withheld:    94,875
        Preferred Votes in favor: 3,331,758   Preferred Votes withheld:      0

      Harry F. Hixson, Jr., Ph.D.
        Common Votes in favor:    3,542,151  Common Votes withheld:     94,875
        Preferred Votes in favor: 3,331,758  Preferred Votes withheld:       0

      The following individuals' term of office as a director continued after the meeting:

      Robert Curry, Ph.D.
      David Rubinfien
      John Kaiser
      Patrick Latterell

  c) In addition to the election of directors, the following matters were voted upon at the meeting and received the number of affirmative votes, negative votes, abstentions and broker non-votes indicated:

        (i) Amendment to the Company's Dual Stock Option Plan to increase the aggregate number of shares of Common Stock authorized for issuance under the Dual Stock Option Plan from a total of 1,375,000 to 1,675,000.

              Common Votes:
              In favor:         2,415,178   Against:            341,135
              Abstentions:          6,627   Broker non-votes:   874,086

              Preferred Votes:
              In favor:        3,246,268    Against:                  0
              Abstentions:        85,490    Broker non-votes:         0

        (ii) Amendment to the Company's 1992 Non-Employee Directors' Stock Option Plan to (1) change the automatic grant provision to each non-employee director of the Company, who has been a non-employee director for at least one year, from an automatic grant of an option to purchase 3,750 shares of Common Stock every three years, to an automatic grant of an option to purchase 5,000 shares of Common Stock on November 1, 1995 and on each November 1, thereafter; and (2) increase the aggregate number of shares of Common Stock authorized for issuance under the Non-Employee Directors' Stock Option Plan from a total of 63,750 to 113,750.

              Common Votes:
              In favor:        2,624,443   Against:           130,097
              Abstentions:         8,400   Broker non-votes:  874,086

              Preferred Votes:
              In favor:        3,246,268   Against:                 0
              Abstentions:        85,490   Broker non-votes:        0


        (iii) Ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1996.

              Common Votes:
              In favor:        3,626,077   Against:             4,085
              Abstentions:         6,864   Broker non-votes:        0

              Preferred Votes:
              In favor:        3,246,268   Against:                 0
              Abstentions:        85,490   Broker non-votes:        0


ITEM 6.   Exhibits and Reports on Form 8-K.

  a)   Exhibits

      +10.39 Confidential letter of understanding dated April 18, 1996 between the Registrant and KMC Systems, Inc.

       27.1   Financial Data Schedule
       _______________________________________________
       + Confidential treatment has been requested for portions of this Exhibit.


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



Date:   August 13, 1996

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