Form 10-Q
period 1996-09-30
BIOCIRCUITS CORP
filed 1996-11-14
CIK 855844

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


  /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996 OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _____.

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




At October 31, 1996, Registrant had 7,469,438 shares of Common Stock issued and outstanding.

                               BIOCIRCUITS CORPORATION


                                        INDEX

PART I:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements and Notes

         Balance sheets (unaudited) - September 30, 1996 and
              December 31, 1995 ............................................. 3

         Statements of operations (unaudited) - three months ended
              September 30, 1996 and 1995 and nine months ended September 30, 1996 and 1995 and the period from March 7, 1989 (inception)
              through September 30, 1996 .................................... 4

         Statements of cash flows (unaudited) - nine months ended
              September 30, 1996 and 1995 and the period from March 7, 1989
              (inception) through September 30, 1996 ........................ 5

         Notes to Financial Statements (unaudited) .......................... 6

ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations ................. 8



PART II:  OTHER INFORMATION

ITEM 5.   Other Information .................................................14

ITEM 6.  Exhibits and Reports on Form 8-K ...................................14

Signatures ..................................................................15

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               BIOCIRCUITS CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                                    BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
                                    (UNAUDITED)

                                                      SEPTEMBER 30, 1996       DECEMBER 31, 1995
                                                      ------------------       -----------------
ASSETS                                                                              (NOTE)
 Current assets:
         Cash and cash equivalents ....................     $ 3,376                $ 6,028
         Short-term investments .......................        ---                     605
         Prepaid expenses and other current assets ....         344                    544
         Inventory ....................................         638                    ---
         Prepaid inventory ............................         436                    418
         Restricted cash ..............................         102                     93
                                                          ----------               ---------
    Total current assets ..............................       4,896                  7,688

    Property and equipment, net of accumulated
         depreciation and amortization of $1,567
         ($1,298 in 1995) .............................       1,269                    975

    Restricted cash ...................................         376                    479
    Other assets ......................................         137                    125
                                                          ----------               ----------
                                                            $ 6,678                $ 9,267
                                                          ----------               ----------
                                                          ----------               ----------

    LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
         Accounts payable .............................     $   636                $   547
         Accrued liabilities ..........................         169                    205
         Accrued compensation and related expenses ....         168                    198
         Current portion of capital lease obligations .         212                    547
                                                            --------               --------
    Total current liabilities .........................       1,185                  1,497

    Long-term portion of capital lease obligations ....          96                    114
    Long-term convertible debt ........................       3,781                  3,593

    Stockholders' equity:
       Preferred stock, $0.001 par value, 40,000,000
         shares authorized, issuable in series: Series A
         convertible, 30,000,000 shares designated,
         12,480,137 shares issued and outstanding
         (12,999,000 shares outstanding at December 31,
         1995), aggregate liquidation preference of $.55
         per share ....................................       9,904                  6,320
       Common stock, $0.001 par value, 70,000,000 shares
         authorized, 5,532,726 shares issued and
         outstanding (3,673,390 shares issued and
         outstanding at December 31, 1995) ................  39,773                 35,172
       Deficit accumulated during the development stage ... (47,991)               (37,200)
       Notes receivable secured by common stock ...........     (15)                   (99)
       Deferred compensation and other ....................     (55)                  (130)
                                                           ----------             -----------
    Total stockholders' equity ............................   1,616                  4,063
                                                           ----------             -----------
                                                            $ 6,678                $ 9,267
                                                           ----------             -----------
                                                           ----------             -----------

Note:  Derived from the audited balance sheet at December 31, 1995.

                               See accompanying notes

                               BIOCIRCUITS CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                               STATEMENTS OF OPERATIONS
                         (IN THOUSANDS EXCEPT PER SHARE DATA)
                                     (UNAUDITED)






                                THREE MONTHS ENDED          NINE MONTHS ENDED               PERIOD FROM
                                  SEPTEMBER  30,              SEPTEMBER 30,                MARCH 7, 1989
                                ------------------          -----------------           (INCEPTION) THROUGH
                                  1996        1995           1996        1995           SEPTEMBER 30, 1996
                                 ------     --------       --------    --------         -------------------

REVENUES:
    Product Sales..............  $   50      $   ---       $   206     $   ---               $   206

OPERATING COSTS AND EXPENSES:
    Cost of sales..............     542          ---         1,591         ---                 1,591
    Research and development ..   1,564        1,139         5,579        3,456               32,855
    Sales, general and
         administrative........   1,179          700         3,859        1,879               14,721
                                --------      -------     --------      --------            ---------
                                  3,285        1,839        11,029        5,335               49,167

Loss from operations...........  (3,235)      (1,839)      (10,823)      (5,335)             (48,961)

Interest and dividend
     income ...................      81          130           277          204                2,280
Interest and other expense ....     (74)         (63)         (245)        (108)              (1,310)
                                --------     --------     ---------    ----------           ---------
Net loss ...................... $(3,228)     $(1,772)     $(10,791)    $ (5,239)            $(47,991)
                                --------     --------     ---------    ----------           ---------
                                --------     --------     ---------    ----------           ---------

Net loss per share............. $ (0.60)     $ (0.63)     $  (2.32)    $  (2.01)
                                --------     --------     ---------    ----------
                                --------     --------     ---------    ----------

Shares used in computing
    net loss per share.........   5,424        2,827         4,650        2,612
                                --------     --------    ----------    ----------
                                --------     --------    ----------    ----------











                               See accompanying notes.

                               BIOCIRCUITS CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                               STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)


                                                                                            PERIOD FROM
                                                                                           MARCH 7, 1989
                                                           NINE MONTHS ENDED           (INCEPTION) THROUGH
                                                             SEPTEMBER 30,             SEPTEMBER 30, 1996
                                                           -----------------           -------------------
                                                           1996        1995
                                                         --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss  ........................................   $ (10,791)   $ (5,239)             $ (47,991)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization ...............         352         278                  3,410
         Other .......................................         286         ---                    364
         Changes in:
              Prepaid Inventory ......................         (17)       (543)                  (435)
              Inventory ..............................        (638)        ---                   (638)
              Other current assets ...................         190          (6)                  (424)
              Other assets ...........................         ---         ---                    (69)
              Other current liabilities ..............          22        (321)                   970
                                                          ---------   ----------             ----------
                 Net cash used in operating activities     (10,596)     (5,831)               (44,813)
                                                          ---------   ----------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment ................       (466)         76                 (1,719)
    Short-term investments purchased ..................        ---      (2,965)               (30,337)
    Short-term investments sold/redeemed ..............        597       1,000                 30,337
    Restricted cash ...................................         91         627                   (514)
                                                           --------    --------               ---------
         Net cash provided by (used in) investing
              activities ..............................        222      (1,262)                (2,233)
                                                           --------    --------               ---------



CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of preferred stock, net of issuance costs       7,916       8,530                 26,993
    Issuance of common stock, net of issuance costs ...         67          36                 21,836
    Issuance of long-term debt ........................        187       3,531                  5,136
    Payments on long-term obligations .................       (448)       (288)                (3,543)
                                                           ---------   --------              ----------
         Net cash provided by (used in) financing
              activities ..............................      7,722      11,809                 50,422
                                                           ---------   --------              ----------

Net increase (decrease) in cash and cash equivalents ..     (2,652)      4,716                  3,376
Cash and cash equivalents, beginning of period ........      6,028       1,601                    ---
                                                         ----------   ---------             -----------
Cash and cash equivalents, end of period ..............  $   3,376    $  6,317              $   3,376
                                                         ----------   ---------             -----------
                                                         ----------   ---------             -----------





                                See accompanying notes

                               BIOCIRCUITS CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                            NOTES TO FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 1996
                                     (UNAUDITED)

1.   NATURE OF BUSINESS AND FINANCING

         Biocircuits Corporation (a development stage company) (the "Company") was incorporated in Delaware on March 7, 1989. The Company is engaged in developing and commercializing new immunodiagnostic testing systems.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's first sale and shipment of its IOS system occurred in March 1996. The Company has incurred a loss in each period since its inception. At September 30, 1996, the Company's accumulated deficit was $48.0 million. Biocircuits expects to incur additional losses over the next several years.

         On October 21, 1996, the Company closed a private placement which consisted of the sale of 965,231 units at $6.00 per unit (the
         "October 1996 Financing"). Proceeds to the Company were approximately $5.3 million, net of issuance costs. A unit consisted of two shares of Common Stock and one warrant (the "Financing Warrants"), expiring October 20, 1997, to purchase one share of Common Stock at $3.43 per share. The Financing Warrants contain an automatic exercise provision which occurs, upon notice from the Company, at any time beginning six months prior to the expiration date when the average market value for the Company's Common Stock equals or exceeds $5.25 per share for 10 consecutive trading days. If the Financing Warrants are exercised, the Company will receive gross proceeds of up to an additional
         $3.3 million.

         The Company believes that its existing capital resources will be adequate to satisfy its requirements into the second quarter of 1997, assuming no exercise of outstanding warrants. If the remaining warrants issued in June 1995, which expire on December 18, 1996, are exercised in full for cash, the Company would receive an aggregate amount of $2.1 million, which the Company estimates would satisfy the Company's cash requirements until late second quarter 1997. If the warrants from the October 1996 Financing are exercised prior to the end of second quarter 1997, the Company believes its cash resources will be adequate to satisfy its requirements into the fourth quarter of 1997. However, since the warrants from the October 1996 Financing expire in October 1997, there can be no assurance that they will be exercised prior to the end of second quarter 1997. The Company has the right to call these warrants in the second half of their one year life if the Common Stock price equals or exceeds $5.25 per share. The Company's ability to continue its planned operations will be dependent upon its ability to obtain additional funds from existing investors, new investors or corporate partners. The Company intends to pursue all of these financing options, but there can be no assurance that the Company will be successful. If not successful in obtaining financing, the Company's business will be materially and adversely affected.

         The Company believes that maintaining its listing on the Nasdaq National Market System ("Nasdaq") is central to its ability to raise additional funds as well as to provide liquidity to investors. As of September 30, 1996, the Company failed to temporarily meet the Nasdaq listing requirements. However, the proceeds from the sale of the Common Stock issued by the Company in the October 1996 Financing allowed the Company to meet Nasdaq listing requirements, on a proforma basis, for the third quarter of 1996. If the warrants which expire in December 1996 are exercised for cash, the Company believes it will meet Nasdaq listing requirements through the end of first quarter 1997. If the Financing Warrants are exercised prior to the end of second quarter 1997, the Company believes it will meet Nasdaq listing requirements at the end of the second quarter of 1997. Thereafter, the Company will be required to generate sufficient revenues or raise additional capital to maintain Nasdaq listing requirements.

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


    2.   BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

         Net loss per share is computed on the basis of the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation as their effect is anti-dilutive.

         Following is supplemental proforma earnings per share, calculated giving effect to the conversion of the outstanding convertible preferred stock on an if converted basis (in thousands, except per share data):



                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                    --------------------       ---------------------
                                                    1996          1995          1996           1995
                                                  ----------    --------       -------      --------
         Net loss as reported ................   $  (3,228)    $ (1,772)     $ (10,791)    $ (5,239)
                                                 ----------     ---------     ----------    ---------
                                                 ----------     ---------     ----------    ---------
         Shares used in computing net
              loss per share as reported .....       5,424        2,827          4,650        2,612

         Adjustment to include outstanding
              convertible preferred stock
              previously excluded
              as it is anti-dilutive .........       3,186        4,035          3,392        1,536
                                                 ----------     ---------     ----------    ---------

         Shares used in computing proforma net
              loss per share .................       8,610        6,862          8,042        4,148
                                                 ----------     ---------     ----------    ---------
                                                 ----------     ---------     ----------    ---------
         Pro forma net loss per share ........   $   (0.37)    $  (0.26)     $   (1.34)    $  (1.26)
                                                 ----------     ---------     ----------    ---------
                                                 ----------     ---------     ----------    ---------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         IN ADDITION TO THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION, IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995, AND IN THE COMPANY'S REGISTRATION STATEMENT NO. 333-13673.


         RESULTS OF OPERATIONS

         The Company has incurred a loss in each period since its inception.
         At September 30, 1996, the Company's accumulated deficit was $48.0 million. Biocircuits expects to incur additional losses over the next several years. The Company expects that currently available funds will be used primarily for the continued launch of the IOS point-of-care system and development of additional tests for the IOS point-of-care system. The losses may vary from period to period, including from quarter to quarter, and are generally expected to increase, due to the launch of the Company's IOS point-of-care system. Accordingly, the Company believes that quarter-to-quarter results are not a useful indicator of the Company's performance.

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

         To date, the number of instrument sales to distributors and placements in physicians' offices have been significantly less than the Company's expectations. The Company believes that if instrument sales continue to be below expectations, the Company's revenue and financial performance will be materially adversely affected. Certain design changes to the IOS instrument were required since the first sale and shipment of the IOS system. In April 1996, problems in some of the instrument circuitry and software required certain parts and software modifications. Further product shipments were suspended at that time while the problems were diagnosed and corrected. All changes were validated and documented, and shipments to distributors were resumed
         in the middle of June.   In addition, all instruments previously
         shipped to customers were retrofitted. The requirements to make certain design changes to the instrument and the suspension of product shipments, together with the need to expand the menu to include the TSH test (as described in the following paragraph), had an adverse impact on third quarter 1996 revenue and overall financial performance. There can be no assurance that additional design changes may not be required in the future or that the system performance will be reliable over time.

         In order for the Company to have success in penetrating the point-of-care immunodiagnostic market and to achieve significant sales of IOS systems and test cartridges, the Company believes it will need to expand its menu of tests beyond the T4 and T Uptake tests. The Company's initial marketing efforts indicate that offering a test for Thyroid Stimulating Hormone ("TSH") to diagnose and manage thyroid function may be a key element in penetrating the physicians' office market. In April 1996, the Company filed a 510(k) pre-market notification with the United States Food and Drug Administration (the "FDA") for a TSH assay. The Company currently anticipates that it will obtain FDA clearance for the TSH assay in the fourth quarter of 1996, although FDA clearance may actually take longer. In September 1996, the Company announced FDA clearance to market a qualitative serum pregnancy assay, a test designed to allow physicians to perform this common pregnancy test in their office during the patient visit where they can provide more immediate pre-natal care to patients. Also in September 1996, the Company filed a 510(k) pre-market notification with the FDA for a quantitative hCG assay, a test to track the progress of early pregnancies. Biocircuits is currently developing three additional assays: a prostate specific antigen ("PSA") test for management of prostate cancer patients, a Digoxin test for monitoring the therapeutic usage of this drug in the treatment of heart disease and a Free T4 test for diagnosing true clinical thyroid status.
         The Company plans to continue to develop additional immunodiagnostic assays commonly requested by office-based physicians. In the past, the Company has experienced delays in completing the development of new tests. There can be no assurance that the Company will be successful in expanding its menu of tests and according to schedule, as well as obtaining regulatory approvals for such tests.

         The Company is in the process of developing and testing an improved second generation cartridge for the new assays as well as existing assays. The Company believes this modified design will be required for the market launch of the TSH, qualitative serum pregnancy and quantitative hCG tests. The Company currently expects the improved cartridge to be available in the fourth quarter of 1996. Upon completion of the second generation cartridge, the Company plans to launch the TSH assay, upon receipt of FDA clearance, followed by the serum pregnancy test. Consequently, even if the Company receives timely clearance of the TSH test from the FDA, the Company does not expect to realize any significant revenue from related instrument sales until at least year-end 1996. There can be no assurance that the Company will not encounter difficulties in finalizing cartridge design which would result in a delay in the market launch of the new tests, that the Company will be successful in completing the modified cartridge design at all, that the test cartridges using the design will perform as planned, or that Nalge Nunc International, Inc., the Company's cartridge supplier, will be able to deliver the required quantities of test cartridge components on schedule or at costs acceptable to the Company.

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

         In January 1996, the Company amended outstanding 1995 Warrants to purchase 2,666,514 shares of Series A Preferred Stock and closed a private placement pursuant to which the Company issued new warrants (the "1996 Warrants") to purchase 2,852,998 shares of Series A Preferred Stock. One half of the amended 1995 Warrants and one half of the 1996 Warrants were exercisable at a purchase price of 70% of the current market price upon exercise and expired on May 31, 1996. Ninety-six percent of the warrants expiring on May 31, 1996 were exercised at an average purchase price of $1.18 per share (Common Stock equivalent price of $4.72 per share).

         The remaining one half of the amended 1995 Warrants and 1996 Warrants were exercised pursuant to automatic exercise provisions at a purchase price of $1.46 per share (Common Stock equivalent price of $5.84 per share) upon the Company's shipment of the first ten IOS instruments and accompanying cartridges, which occurred in March 1996. 1995 Warrants to purchase approximately 3.5 million shares of Series A Preferred Stock remained outstanding at a purchase price of $0.60 per share (Common Stock equivalent price of $2.40 per share), expiring on December 18, 1996.

         On October 21, 1996, the Company closed a private placement which consisted of the sale of 965,231 units at $6.00 per unit. Proceeds to the Company were approximately $5.3 million, net of issuance costs. A unit consisted of two shares of Common Stock and one warrant, expiring October 20, 1997, to purchase one share of Common Stock at $3.43 per share. The Financing Warrants contain an automatic exercise provision which occurs, upon notice from the Company, at any time beginning six months prior to the expiration date when the average market value for the Company's Common Stock equals or exceeds $5.25 per share for 10 consecutive trading days. If the Financing Warrants are exercised, the Company will receive gross proceeds of up to an additional $3.3 million.

         In August 1995, the Company entered into an agreement with Beckman (the "Agreement") and received $3,500,000 in the form of a note (the "Note") in exchange for granting Beckman certain options for licensing and marketing rights to testing applications using the Company's proprietary lipid/polymer technology. Pursuant to the terms of the Agreement, the Company retains rights to market products derived from the technology to the blood banking, allergy, environmental and veterinary testing markets, as well as for quantitative testing in U.S. physicians' offices and to all other non-Beckman fields. Beckman also was granted the right to commercialize the technology applicable to immunoassays and nucleic acid-binding assays for the reference and clinical laboratory markets, the cardiac market, qualitative testing in U.S. physicians' offices, and the biological and industrial research markets. Pursuant to the terms of the Agreement, the Company completed a feasibility study in August 1996 (the "Completion Date").

         Beckman has ninety days from the Completion Date to exercise its development license option (the "Development Option"). If Beckman elects to exercise its Development Option in order to retain its rights to the technology, it is required to invest certain minimum funds to develop the technology prior to commercialization. In such event, upon the first commercial sale of any products derived from such technology, the Note will automatically convert to a royalty-bearing license fee. After exercising its Development Option, should Beckman decide not to invest further funds to develop the technology, it must convert the Note to Common Stock of the Company at a specified premium rate based upon the then current market price of the Company's Common Stock. In the event Beckman fails to exercise its Development Option, it may, at its option, convert the Note to Common Stock of the Company at a specified premium rate based upon the then current market price of the Company's Common Stock, or require the Company to repay the Note, with interest, in August 2000. Should Beckman decline to exercise its Development Option, the Company would regain full rights to the technology, including all improvements made during the feasibility study. There can be no assurance that Beckman will exercise its Development Option or that Beckman or the Company will be successful in developing or obtaining regulatory approval for or marketing this technology alone or with third parties. The failure of Beckman to exercise its Development Option may have an adverse effect on the Company's ability to develop the lipid/polymer technology.


         THIRD QUARTER FY 1996 COMPARED TO THIRD QUARTER FY 1995

         Revenue in the third quarter totaled $50,000, including the shipment of the $49,000 backlog that existed at the end of the second quarter
         1996 and a revenue reserve of $60,000.

         Total operating costs and expenses increased from $1,839,000 in the third quarter of 1995 to $3,285,000 in the third quarter of 1996, an increase of $1,446,000 or 79%.

         The Company recorded $542,000 of cost of sales in the third quarter of 1996. These costs consisted primarily of manufacturing overhead and startup costs associated with the production of a revenue-generating product.

         Research and development expenses increased from $1,139,000 in the third quarter of 1995 to $1,564,000 in the third quarter of 1996, an increase of $425,000 or 37%. This increase was due primarily to outside services, primarily non-recurring engineering charges from Kollsman, additional staffing and increased general operating expenses.

         Sales, general and administrative expenses increased from $700,000 in the third quarter of 1995 to $1,179,000 in the third quarter of 1996, an increase of $479,000 or 68%. This increase was due primarily to the increased sales and marketing expenses resulting from the launch of the IOS point-of-care system and general operating expenses.

         Net other income and expense decreased from $67,000 in the third quarter of 1995 to $7,000 in the third quarter of 1996, a decrease of $60,000. Interest income decreased from $130,000 in the third quarter of 1995 to $81,000 in the third quarter of 1996, a decrease of $49,000 or 38%. The decrease was due to decreased cash balances due to ongoing operating losses, purchases of property and equipment and payments on long-term obligations offset by funds received from the 1995 and 1996 private placements. Interest and other expense increased from $63,000 in the third quarter of 1995 to $74,000 in the third quarter of 1996, an increase of $11,000 or 17%. Interest expense results from the Company's long-term debt and capital leases related to its property and equipment.

         Net loss increased from $1,772,000 or $0.63 per share in the third quarter of 1995 to $3,228,000 or $0.60 per share in the third quarter of 1996, an increase of $1,456,000 or 82%.

         NINE MONTHS FY 1996 COMPARED TO NINE MONTHS FY 1995

         Following the Company's March 1996 launch of the IOS system, the Company recorded revenue of $206,000 for the nine months ended September 30, 1996.

         Total operating costs and expenses increased from $5,335,000 in the first nine months of 1995 to $11,029,000 in the first nine months of 1996, an increase of $5,694,000 or 107%.

         The Company recorded $1,591,000 of cost of sales in the first nine months of 1996. These costs consisted primarily of manufacturing overhead and startup costs associated with the production of revenue generating product and the Kollsman warrant.

         Research and development expenses increased from $3,456,000 in the first nine months of 1995 to $5,579,000 in the first nine months of 1996, an increase of $2,123,000 or 61%. This increase was due primarily to outside services, primarily non-recurring charges from Kollsman, additional staffing and increased general operating expenses.

         Sales, general and administrative expenses increased from $1,879,000 in the first nine months of 1995 to $3,859,000 in the first nine months of 1996, an increase of $1,980,000 or 105%. This increase was due primarily to the increased sales and marketing expenses resulting from the launch of the IOS point-of-care system and general operating expenses.

         Net other income and expense decreased from $96,000 in the first nine months of 1995 to $32,000 in the first nine months of 1996, a decrease of $64,000 or 67%. Interest income increased from $204,000 in the first nine months of 1995 to $277,000 in the first nine months of 1996, an increase of $73,000 or 36%. The increase was due to increased cash balances arising from funds received from the 1995 and 1996 private placements and Beckman, offset by ongoing operating losses, purchases of property and equipment and payments on long-term obligations. Interest and other expense increased from $108,000 in the first nine months of 1995 to $245,000 in the first nine months of 1996, an increase of $137,000 or 127%. Interest expense results from the Company's long-term debt and capital leases related to its property and equipment.

         Net loss increased from $5,239,000 or $2.01 per share in the first nine months of 1995 to $10,791,000 or $2.32 per share in the first nine months of 1996, an increase of $5,552,000 or 106%.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company historically has financed its operations primarily through sales of Common and Preferred Stock, interest income on the cash balances available after such financings, long term debt and capital asset lease financings. Since its inception through September 30, 1996, the Company raised a total of approximately $51.9 million in the sale of Common and Preferred Stock.

         The Company's cash and cash equivalents and short-term investments were $3.4 million as of September 30, 1996, compared to $6.6 million at the end of 1995. The decrease was due primarily to the receipt of approximately $8.0 million in gross proceeds from the exercise of warrants, including approximately $7.1 million from the exercise of warrants to purchase Series A Preferred Stock which expired on either March 31, 1996 or May 31, 1996 and approximately $0.9 million from the early exercise of the remaining 1995 Warrants, offset by losses in the first nine months of 1996. Additional funds will be required in 1997 to carry the Company beyond the initial sales of the IOS system and to enable the Company to develop and obtain regulatory approval for additional tests. The Company believes that its existing capital resources will be adequate to satisfy its requirements into the second quarter of 1997, assuming no exercise of outstanding warrants. If the remaining warrants issued in June 1995, which expire on December 18, 1996, are exercised in full for cash, the Company would receive an aggregate amount of $2.1 million, which the Company estimates would satisfy the Company's cash requirements until late second quarter 1997. If the warrants from the October 1996 Financing are exercised prior to the end of second quarter 1997, the Company believes its cash resources will be adequate to satisfy its requirements into the fourth quarter of 1997. However, since the warrants from the October 1996 Financing expire in October 1997, there can be no assurance that they will be exercised prior to the end of second quarter 1997. The Company has the right to call these warrants in the second half of their one year life if the Common Stock price equals or exceeds $5.25 per share. The Company's ability to continue its planned operations will be dependent upon its ability to obtain additional funds from existing investors, new investors or corporate partners. The Company intends to pursue all of these financing options, but there can be no assurance that the Company will be successful. If not successful in obtaining financing, the Company's business will be materially and adversely affected.

         The Company believes that maintaining its listing on the Nasdaq National Market System ("Nasdaq") is central to its ability to raise additional funds as well as to provide liquidity to investors. As of September 30, 1996, the Company failed to temporarily meet the Nasdaq listing requirements. However, the proceeds from the sale of the Common Stock issued by the Company in the October 1996 Financing allowed the Company to meet Nasdaq listing requirements, on a proforma basis, for the third quarter of 1996. If the warrants which expire in December 1996 are exercised for cash, the Company believes it will meet Nasdaq listing requirements through the end of first quarter 1997. If the Financing Warrants are exercised prior to the end of second quarter 1997, the Company believes it will meet Nasdaq listing requirements at the end of the second quarter of 1997. Thereafter, the Company will be required to generate sufficient revenues or raise additional capital to maintain Nasdaq listing requirements.

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

                               BIOCIRCUITS CORPORATION


PART II:  OTHER INFORMATION

ITEM 5.  Other Information

    On October 23, 1996, the Company issued a press release announcing that it has received net proceeds of approximately $5.3 million in the October 1996 Financing, which proceeds allowed the Company to meet Nasdaq listing requirements for the third quarter of 1996. A copy of the press release announcing the October 1996 Financing is attached hereto as Exhibit 99.1 and incorporated by reference herein.

ITEM 6.  Exhibits and Reports on Form 8-K.

         a)   Exhibits

              27.1 Financial Data Schedule

              99.1 Press Release dated October 23, 1996

              99.2 Proforma September 30, 1996 Balance Sheets and Statements of
                   Operations assuming completion of a private placement and receipt of net proceeds of $5.3 million therefrom


         b)   Reports on Form 8-K

              None

                               BIOCIRCUITS CORPORATION
                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BIOCIRCUITS CORPORATION



Date:    November 14, 1996

                                          By: /s/ Donald Hawthorne
                                             ----------------------
                                                Donald Hawthorne
                                                Vice President, Chief
                                                Financial Officer and
                                                Secretary
                                                (Duly Authorized Officer
                                                and Principal Financial and
                                                Accounting Officer)