Form 10-Q/A
period 1996-06-30
BIOCIRCUITS CORP
filed 1996-11-15
CIK 855844

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                     FORM 10-Q/A
                                   AMENDMENT NO. 1


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

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


                                    (415) 752-8700
                 (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes  X    No  ___

The number of outstanding shares of the Registrant's Common Stock, $0.001 par value, was 5,445,191 as of July 31, 1996.

                                                         EXHIBIT INDEX AT PAGE 4
                                                                     PAGE 1 OF 6

                               BIOCIRCUITS CORPORATION

                                        INDEX

                                                                            PAGE
PART II:  OTHER INFORMATION

Signatures.....................................................................3

Exhibit Index..................................................................4

Exhibit........................................................................5

                               BIOCIRCUITS CORPORATION

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


                             BIOCIRCUITS CORPORATION





Date:  November  15, 1996              /S/ DONALD HAWTHORNE
                                       ----------------------------------------
                                       Donald Hawthorne
                                       Vice President, Chief Financial Officer,
                                         Secretary
                                       Duly Authorized Officer and Principal
                                         Financial and Accounting Officer

                               BIOCIRCUITS CORPORATION

                                    EXHIBIT INDEX


                                                                 PAGE

EXHIBIT  10.39   Confidential letter of understanding dated        5
                 April 18, 1996 between the Registrant and KMC
                 Systems, Inc. previously filed with the
                 Company's Form 10-Q for the quarterly period ended June 30, 1996. (1)









(1) Confidential treatment has been requested for portions of this Exhibit. Brackets indicate portions of the text that have been omitted. A separate filing of such omitted text has been made with the Commission pursuant to rule 24b-2 of the Securities Exchange Act of 1934 as amended.