Form 10-K
period 1996-12-31
BIOCIRCUITS CORP
filed 1997-04-15
CIK 855844

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                ---------------

/X/        ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

                        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-19975
                            ------------------------

                            BIOCIRCUITS CORPORATION

             (Exact name of registrant as specified in its charter)

          DELAWARE                 94-3088884
(State or other jurisdiction    (I.R.S. Employer
             of                Identification No.)
      incorporation or
       organization)

             1324 CHESAPEAKE TERRACE, SUNNYVALE, CALIFORNIA, 94089

          (Address of principal executive offices, including zip code)

                                 (408) 745-1961

              (Registrant's telephone number, including area code)
                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.001
                                   PAR VALUE
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

    The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System was $8,566,112* as of March 15, 1997.

    The Number of shares of Common Stock outstanding was 8,592,584 as of March 15, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE
                        (To the extent indicated herein)

    Items 10, 11, 12 and 13 or Part III of this report incorporate information by reference from Registrant's definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with Registrant's annual meeting of stockholders to be held on May 22, 1997.

------------------------

* Excludes approximately 4,023,991 shares of Common Stock held by officers and stockholders whose beneficial ownership exceeds five percent of the shares outstanding at March 15, 1997. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I

ITEM 1: BUSINESS

    IN ADDITION TO THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN THIS SECTION AND IN ITEM 7.

    Biocircuits-TM- was founded in 1989 to develop new immunodiagnostic testing systems. Immunodiagnostic tests, or "assays," are performed on samples of bodily fluids to diagnose a variety of infectious diseases and other conditions, such as endocrine dysfunctions, and to conduct therapeutic drug monitoring. Immunodiagnostic tests utilize biological reagents, such as antibodies, and an instrument to detect the presence of a substance of interest, or "analyte," such as a virus or hormone.

    The Company's IOS-TM- point-of-care immunodiagnostic testing system consists of a compact, inexpensive instrument and disposable test cartridges that can be operated by a user with no special skills or training. The system enables users to perform tests at many locations, including physicians' offices, ambulatory clinics and small clinical laboratories. In the first quarter of 1996, the Company began marketing its IOS system with cartridges capable of performing T4 and T Uptake tests, two tests for assessing thyroid function. In September 1996, the Company announced clearance from the United States Food and Drug Administration ("FDA") to market a qualitative serum pregnancy assay, a test designed to allow physicians to perform this common pregnancy test in their offices during the patient visit where they can provide more immediate pre-natal care to patients. In December 1996, the Company announced FDA clearance to market a quantitative hCG assay, a test to track the progress of early pregnancies. During 1996, the Company developed an improved second generation cartridge for its new assays as well as existing assays. Also in December 1996, the Company launched its Thyroid Stimulating Hormone ("TSH") assay on the second generation cartridge. The TSH assay is a test to assess thyroid function. In March 1997, the Company began shipping the T4 and T Uptake tests on the second generation cartridge. The second generation cartridge will be required for the market launch of all future assays.

INDUSTRY BACKGROUND

    IN VITRO diagnostic testing is the process of analyzing constituents of blood, urine and other bodily fluids outside of the body. The two largest categories of IN VITRO diagnostic tests performed today are clinical chemistry and immunodiagnostic testing. Clinical chemistry testing utilizes relatively simple chemical reactions to measure certain molecules found in relatively high concentrations in certain bodily fluids (usually blood). The most commonly performed clinical chemistry tests include measurements of glucose, cholesterol, and triglyceride levels. In contrast, immunodiagnostic tests involve complex biological reactions and test for molecules which are found in very low concentrations.

    Immunodiagnostic tests utilize the function of natural human protein molecules called antibodies. Antibodies have the ability to recognize and bind to specific analytes such as bacteria and viruses. Antibodies currently are produced in large commercial scale for use as reagents to detect the presence of specific analytes in a clinical specimen. Existing immunodiagnostic testing typically involves sophisticated instrumentation and multi-step protocols including sample dilution, variable incubation times and wash steps. Substantially all immunodiagnostic tests today are performed in centralized laboratories on complex instruments operated by skilled technicians.

    There are seven major categories of immunodiagnostic tests, and a small number of tests performed in each of the seven categories account for a significant portion of the total sales volume in each category.

    The following chart sets forth the primary immunodiagnostic tests the Company believes are most likely to be performed at the point of care:

                      POINT-OF-CARE IMMUNODIAGNOSTIC TESTS

                         TESTING CATEGORY                                 PRIMARY TESTS
-------------------------------------------------------------------  ------------------------
INFECTIOUS DISEASES

Detecting sexually transmitted diseases which can cause infertility  Chlamydia
  in females, endanger the health of newborns or result in death.    Gonorrhea
                                                                     Herpes

Detecting nonsexually transmitted diseases.                          Strep A
                                                                     Group B Strep
                                                                     Rubella
                                                                     Candida/Trichomonas

ENDOCRINOLOGY

Measuring various hormones of the endocrine system to determine      T4, T Uptake
  conditions such as thyroid dysfunction, infertility and            TSH, Free T4
  pregnancy.                                                         hCG, LH, FSH

THERAPEUTIC DRUGS

Monitoring drugs with a narrow therapeutic range to ensure that      Theophylline
  adequate serum levels are maintained without toxicity.             Digoxin
                                                                     Phenytoin

DRUGS OF ABUSE

Testing for suspected drug abuse and monitoring patients in          Cannabinoids
  substance abuse therapy.                                           Cocaine, Opiates

IMMUNOLOGY AND ALLERGY

Determining the overall immune status.

TUMOR MARKERS

Measuring various antigens associated with cancers to assist in      PSA
  diagnosing and monitoring patients following therapy or surgery.   CEA
                                                                     AFP

METABOLIC

Determining nutritional status using certain metabolic markers.      Ferritin
                                                                     B12, Folate

OTHER                                                                HbA1c
                                                                     Cardiac markers

    Since its introduction in the 1970's, the fundamental immunodiagnostic testing process has changed very little and remains very procedure-intensive. Current immunodiagnostic systems involve variable multi-step protocols. The protocol and incubation periods vary by assay, and the majority of systems utilize liquid reagents and complex instruments to complete the test process and measure the results. Measurement technologies within instruments include the use of radioisotopes, enzymes, fluorescence polarization, fluorescent labels and chemiluminescent labels. The specific characteristics of some of these detection technologies can limit their use to specific assays. Instrument manufacturers have relied primarily on improvements in electronics and fluid handling systems to automate many of the steps in the testing process. However, these improvements have also increased instrument complexity, and today a typical immunodiagnostic instrument involves a large and expensive grouping of pipetting systems, tubes, pumps, reagent containers, optics and electronics.

    As a result of this complexity, the market for immunodiagnostic testing contrasts sharply with the market for clinical chemistry testing, where the basic technology and related equipment have become much simpler. The introduction of easy-to-use, automated systems has substantially reduced the cost of clinical chemistry testing, as reflected in reimbursement rates. For example, an independent laboratory may process 600 clinical chemistry tests per hour on one piece of equipment at a reimbursement rate of approximately $12 per 12-test panel (i.e., $1 per test). By contrast, the same laboratory may process only 125 immunodiagnostic tests per day on one piece of equipment at a reimbursement rate of approximately $12 to $30 for each single high-volume test. As a result of the introduction of the inexpensive, easy-to-use systems, point-of-care clinical chemistry testing has become widespread. The Company estimates that approximately 41,000 physician office practices and free-standing alternate site laboratories in the United States currently perform diagnostic testing of some kind, primarily clinical chemistry and hematology, in their offices. Similar advances have not been made in immunodiagnostic testing.

    The Company believes that the complexity of current immunodiagnostic systems results in two fundamental economic problems:

    - ADDITIONAL PHYSICIAN/PATIENT COSTS DUE TO LENGTHY TURNAROUND TIME FOR TEST RESULTS. Due to the expensive machinery and the inherent complexity of the test process, essentially all immunodiagnostic testing is performed in large centralized laboratories. After a patient specimen is collected in the physician's office, it usually must be physically delivered to the laboratory in order for the test to be performed. In addition to the costs of expedited delivery, this centralized testing means that information can seldom be returned to the physician in less than 24 hours; and a follow-up conference with the patient is typically required prior to the commencement of the next step in treatment or diagnosis, involving either an additional office visit or a telephone consultation. If test results were available to the physician within approximately 30 minutes, a decision regarding the appropriate next step in treatment or diagnosis could generally be made while the patient was still in the physician's office, thereby eliminating the cost and inconvenience of a second conference or repeat office visit. Faster test results may also reduce the number of unnecessary hospital admissions and reduce the hospital stay for some patients.

    - HIGH COSTS PER REPORTABLE RESULT. The complexity of existing immunodiagnostic systems requires the attention of highly skilled technicians to perform daily and weekly maintenance, perform periodic calibrations to develop standard curves for each analyte, perform daily quality control for each analyte, as well as prepare reagents, load reagents into instruments, complete instrument calibration, load samples, process data and report results, making this one of the higher cost sections of a clinical laboratory, based on costs per reportable result. The Company believes that labor costs account for approximately 40% to 60% of the cost of each such test, and that the current technology of immunodiagnostic systems inherently limits the ability of the laboratories to reduce these costs.

    In addition, in recent years cost containment has become a critical issue for health care providers of all kinds, and clinical laboratories have been no exception. As health care costs have consumed an increasing portion of the gross domestic product in the United States and many other countries, payors (such as insurance companies) have sought to limit costs through a variety of mechanisms. These cost containment efforts have included reductions in reimbursement schedules, concentration of work with the most efficient providers, and increased reliance on payment of a fixed fee for treatment of a patient regardless of the procedures performed (e.g., as in health maintenance organizations). In response to these cost containment pressures, all health care providers, including physicians and clinical laboratories, have come under increasing pressure to reduce their cost structures.

    In view of these factors, the Company believes that demand exists for a method of conducting immunodiagnostic tests which will significantly reduce the costs and turnaround time associated with current testing practices. The Company believes that this demand exists both in clinical laboratories, where the essential requirement is for a lower cost per reportable result, and in physicians' offices and other points of patient care, where the essential demand is for simple systems offering quick, cost effective and accurate results.

THE BIOCIRCUITS' SOLUTION

    Immunodiagnostic tests currently require numerous steps and multiple reagents, which is time consuming and expensive. The timing of each step and the amount of each reagent must be well controlled, thereby resulting in instruments with complex pipetting systems, tubes, pumps and optical systems. A wash step is often needed, which serves to separate reagents bound to either an antibody or antigen from excess reagents free in the solution. In order to develop an immunodiagnostic test that is one step to the user, the system (such as an instrument and cartridge) must carry out these steps with no intervention by the user. The cartridge must be able to perform two fluidic functions: form a homogeneous solution from dry reagents and control when fluids flow into specific chambers within the cartridge.

    Biocircuits believes that it has developed a proprietary cartridge design for the IOS point-of-care system which allows a simpler and less expensive instrument format than exists today in immunodiagnostics. The Company has filed patents on certain features of the cartridge and instrument designs. See "Business--Patents and Proprietary Information." The Company believes that its IOS system is the first low-cost, commercially available product which permits a physician to perform immunodiagnostic tests at the point of patient care.

    The IOS point-of-care system contains certain valuable product features that should make immunodiagnostic testing economical at the point of care while ensuring the quality of the test results, including:

    - The instrument price to the end user is $7,000 versus the $25,000-$50,000 price of existing immunodiagnostic systems, used primarily in the clinical laboratory.

    - Annual service costs, typically based on instrument price, are expected to be proportionately smaller than the larger instruments.

    - Factory calibration of IOS cartridges eliminates the need for the end user to establish standard curves by periodically running multiple calibrators for each analyte tested on the system, as is done on other immunodiagnostic systems.

    - Liquid controls are run weekly on the IOS point-of-care system rather than daily, as is done on other immunodiagnostic systems.

    - The IOS cartridge contains a reference zone to monitor the stability of reagents prior to performing each assay.

    - The IOS instrument has on-board systems for checking the instrument optics prior to performing each assay.

    - A quality control IOS cartridge is supplied with each IOS instrument to check instrument optics daily.

    The Company's IOS point-of-care system consists of a compact, inexpensive instrument and disposable test cartridges that can be operated by a user with no special skills or training. The system will enable users to perform tests at many locations, including physicians' offices, ambulatory clinics and small clinical laboratories. The instrument is a small bench-top analyzer weighing less than twenty pounds with outside dimensions of approximately 16 inches wide, 10 inches high and 13 inches deep. The instrument is expected to have a throughput of 4-6 tests per hour and is operated with an eighteen button keypad. The only liquid reagent in the instrument is a universal buffer, found in a disposable container. The buffer is used for rehydrating and washing dry biological reagents within the cartridge. The volume of buffer in the container is sufficient to last approximately thirty days for the average user and should take less than five minutes to replace.

    Disposable test cartridges are sold separately. This cartridge price to the end user varies by test and is approximately one-third of the Medicare reimbursement rate for such test. The cartridge has dimensions of approximately
2.5 inches wide, 3.5 inches long and 1/8 inch thick. It contains one or two tests, depending upon the clinical condition to be diagnosed. Each cartridge includes molded plastic parts and incorporates in a dry form all biological reagents required for a test as well as a bar code containing relevant assay information such as type of test and data necessary for the instrument to interpret test results. The cartridge's capillary design provides for short diffusion distances which allow for rapid test results. The design of the cartridge enables it to test for both large and small molecular weight analytes as well as perform either rate or endpoint assays.

    To perform a test, the operator inserts the test cartridge into the IOS instrument, which then reads the relevant assay information contained on the cartridge's bar code. The cartridge is then partially released from the instrument, enabling the operator to place the specimen (blood, urine or other samples) into one or two wells in the cartridge, depending on the test. The sample automatically flows to the test zone, where it produces a signal that the instrument uses to determine the test results. The IOS instrument provides a liquid crystal display and a printed output in approximately 20 to 35 minutes, with the time varying by test. Receiving results within this time frame enables the doctor to make a treatment decision before the patient leaves the office, facilitating earlier treatment and obviating the need for an additional visit or telephone call.

    The Company believes that the IOS point-of-care system will provide the following advantages to the end user:

    - SIMPLE, ONE-STEP PROCESS. The system can be easily operated, requiring no special skills.

    - FASTER RESULTS. Results will be available in approximately 20-35 minutes, rather than the 24 hours typically required for tests sent to clinical laboratories.

    - LABORATORY PRECISION AND ACCURACY. The system will perform with the same level of precision and accuracy as clinical laboratory tests.

    - INTEGRITY OF SPECIMEN. Tests will be performed at the point of care, eliminating the need for transport, special packaging and handling of the specimen, ensuring its biological integrity.

    The Company has established its initial manufacturing capability for the single-use cartridges in its IOS point-of-care system and has entered into an agreement with KMC Systems, Inc. ("Kollsman") to be the exclusive North American supplier of the IOS instrument. The IOS instrument and certain materials for the cartridges are available from only single sources. In addition to the Company's reliance on Nalge Nunc International, Inc. ("Nunc"), a sole source supplier, for resin and treatment of the plastic cartridges, Kollsman relies on sole source suppliers for certain components of the IOS instrument and is the Company's sole manufacturer of the IOS instrument. Failure of Kollsman's suppliers or Nunc to deliver the required quantities of such materials on a timely basis and at commercially reasonable prices, or Kollsman's failure to deliver the IOS instruments to the Company on a timely basis could materially adversely affect the Company. See "Business--Manufacturing," and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview." There also can be no guarantee that the Company will be successful in developing additional tests for the IOS point-of-care system. The development process is complex and involves many steps, such as: selection and optimization of biological reagents in order that product specifications for precision, accuracy and range are met, systems integration, stability testing, preclinical trials, manufacturing of clinical lots under the FDA's Good Manufacturing Practices ("GMP"), internal clinical trials, external clinical trials and a 510(k) filing with the FDA. See "Business--Government Regulation," and "Business--Additional Risk Factors--Development Stage Company; Products Under Development." There also can be no guarantee that the Company will be successful in selling its products. See "Business--Sales and Marketing," "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" and "Business--Additional Risk Factors--Uncertain Market Acceptance of Point-of-Care Product."

BUSINESS STRATEGY

    The Company's IOS point-of-care system is intended to reduce the costs associated with immunodiagnostic testing by making it economical for the most common tests to occur at the point of care, thereby providing test results more rapidly than current testing procedures.

    The key elements of the Company's strategy have been as follows:

    - LAUNCH IOS POINT-OF-CARE SYSTEM. Introduce Biocircuits' system to the point-of-care market with an introductory test menu of T4 and T Uptake assays.

    - EXPAND TEST MENU. Expand the menu of tests for Biocircuits' IOS point-of-care system to include some of the tests most commonly used at the point of patient care.

    - DEVELOP NEW APPLICATIONS OF THE COMPANY'S TECHNOLOGIES. Develop other potential medical and non-medical applications for its IOS cartridge and lipid/polymer biomaterial technologies, explore opportunities for collaborations with strategic partners.

    In the first quarter of 1996, the Company began marketing its IOS system with cartridges capable of performing T4 and T Uptake tests, two tests for assessing thyroid function. In September 1996, the Company announced clearance from the FDA to market a qualitative serum pregnancy assay, a test designed to allow physicians to perform this common pregnancy test in their offices during the patient visit where they can provide more immediate pre-natal care to patients. In December 1996, the Company announced FDA clearance to market a quantitative hCG assay, a test to track the progress of early pregnancies. During 1996, the Company developed an improved second generation cartridge for its new assays as well as existing assays. Also in December 1996, the Company launched its TSH assay on the second generation cartridge. The TSH assay is a test to assess thyroid function. In March 1997, the Company began shipping the T4 and T Uptake tests with the second generation cartridge. The second generation cartridge will be required for the market launch of all future assays.

    The Company has experienced significant delays in the scheduled completion of its IOS point-of-care system and there can be no assurance that further product development delays will not occur. There also can be no assurance that the Company will be able to obtain regulatory clearance for any future assays or products, that any such products can be manufactured in sufficient quantity, at acceptable costs and with appropriate quality, or that any such products, if and when approved, can be successfully marketed.

MANUFACTURING

    Biocircuits has developed a proprietary manufacturing process for producing the test cartridges for its IOS point-of-care system. The Company has established its initial manufacturing capability for the single-use cartridges. Various plastic components and other materials for the cartridges are and will be obtained from contract manufacturers. The Company has experienced cartridge backlogs at various times since the March 1996 launch of the IOS point-of-care system. There can be no assurance that the Company will be able to meet customer demand for cartridges in the future, or that any order backlog will not materially adversely affect the Company's sales and marketing efforts. The Company's cartridge manufacturing milestones include improving manufacturing efficiencies, expanding mold and cartridge manufacturing capacity as both the test menu and test manufacturing volume expand, increasing the level of automation and manufacturing the cartridge at the Company's targeted cost. There can be no assurance that the Company will be successful in achieving these milestones or that these milestones will be achieved on a timely basis. The cartridge manufacturing scale-up process will require the Company to develop advanced manufacturing techniques and rigorous process controls. The automation efforts will be critical to meeting the Company's longer-term cartridge manufacturing demands and cost targets. There can be no assurance that the Company will be successful in these efforts or that such efforts will result in the Company meeting expected cartridge demand or achieving the Company's longer-term cartridge manufacturing cost targets.

    The Company has registered its manufacturing facility with the FDA and with the Department of Health Services of the State of California, and will be subject to state and federal inspections confirming the Company's compliance with GMP guidelines. Prior to the first sale and shipment of its IOS point-of-care system in March 1996, the Company believes it completed setting up this initial manufacturing capability in compliance with GMP requirements. No assurance can be given as to the ability of the Company to produce commercial quantities of cartridges in compliance with applicable regulations at an acceptable cost.

    In August and December 1995, the Company entered into agreements with Nunc to manufacture the plastic components of its disposable test cartridges. Under the terms of the agreement, Nunc has the exclusive right to supply the plastic components for the test cartridges for all sales in North America. The Company will be entirely dependent on Nunc as the sole source for the plastic components and the treatment thereof. There can be no assurance that Nunc will be able to deliver the required quantities of test cartridge components on schedule or at costs acceptable to the Company.

    In December 1992, the Company entered into an agreement with Kollsman pursuant to which Kollsman was appointed the exclusive North American supplier of the IOS instrument. The agreement with Kollsman contained certain minimum purchase requirements and expired three years from the date of first commercial production, subject to certain rights of earlier termination. In April 1996, the Company and Kollsman executed a letter agreement to amend the 1992 agreement (the "Letter Agreement"), pursuant to which Kollsman will be the exclusive supplier of the IOS instrument through 1997, the minimum purchase requirements were eliminated and the Company and Kollsman agreed to an acceptable fixed transfer price to be paid through 1997, the revised term of the agreement. Also pursuant to the Letter Agreement, the Company agreed to issue Kollsman a warrant to purchase 250,000 shares of Common Stock at an exercise price of $7.00 per share, subject to an increase of 50,000 shares under certain circumstances. The warrant was to expire at year end 1997, subject to certain extension rights. In November 1996, the Company and Kollsman amended the Letter Agreement to extend the expiration date of the warrant to June 1998, subject to certain extension rights. In order to secure an adequate supply of IOS instruments, the Company established a standby letter of credit for the benefit of Kollsman. On March 28, 1997, the Company and Kollsman entered into a confidential letter of understanding wherein Kollsman agreed to reduce the amount of the standby letter of credit by $249,000 in exchange for the Company's agreement to reduce the exercise price of the warrant to purchase Common Stock from $7.00 to $2.00 per share. Pursuant to the confidential letter of understanding, the Company also agreed to issue Kollsman a warrant to purchase 50,000 shares of Common Stock with an exercise price of $0.01 per share, such warrant to expire June 30, 1998, in exchange for a one month shutdown of instrument production. The Company and Kollsman are currently in discussions to extend further the shutdown of instrument production for the purpose of working down instrument inventory. If the Company can reach agreement on an extended shutdown with Kollsman, the Company believes it is possible for the standby letter of credit to be reduced below its current level of $700,000. There can be no assurance that the Company will reach an agreement with Kollsman about a further extension of the shutdown, or that the standby letter of credit will be reduced prior to year end 1997. The Company is entirely dependent on Kollsman as the sole source of production of its IOS instruments. Kollsman, in turn, relies upon sole-source suppliers for certain components. Failure of Kollsman's suppliers to deliver the required quantities on a timely basis and at commercially reasonable prices, or Kollsman's failure to deliver the IOS instruments to the Company on a timely basis or at commercially reasonable costs could materially adversely affect the Company.

SALES AND MARKETING

    The Company is targeting the estimated 41,000 physician practices and alternate site laboratories that are licensed under the Clinical Laboratories Improvement Act of 1967 and Amendments of 1988 ("CLIA") for high or moderate complexity testing, most of which currently do not have an immunodiagnostic testing capability. The Company markets its IOS point-of-care system to physicians' offices and alternative site laboratories through distributors supported by its own sales force in the United States. The Company has entered into agreements with medical supply distributors with distribution sites throughout the United States and sales representatives with expertise in selling testing and other medical equipment to the physicians' office laboratory market. Although the Company's first sale and shipment of its IOS system occurred in March 1996, there can be no assurance that the Company will be successful in marketing its products, directly or through distributors. See "Business--Additional Risk Factors--Uncertain Market Acceptance of Point-of-Care Product." In addition, since the Company first established relationships with its distributors, some of the distributors of the Company's products have consolidated with companies or have been purchased by companies that do not market the Company's products. There can be no assurance that such consolidation will not continue, and if it does continue, that such consolidation will not have an adverse impact on the Company's operations.

    In addition to its relationships with distributors, the Company must maintain its marketing and customer service programs and its sales force in order to penetrate successfully the point-of-care market for immunodiagnostic testing. In order to compete successfully, the Company will be required to provide prompt service to its customers. However, there can be no assurance that the Company will be able to establish the necessary programs or that such programs and service will be consistently reliable.

    The Company also is exploring opportunities to license its technologies to marketing partners for use in areas of interest other than the point-of-care immunodiagnostic market being pursued by Biocircuits. The Company expects that such agreements could include technology licenses, research funding, milestone payments, collaborative product development, royalties and/or equity investments in Biocircuits. There can be no assurance, however, that the Company will be successful in entering into any such agreements or collaborative relationships.

LIPID/POLYMER BIOMATERIAL TECHNOLOGY

    In addition to its IOS system technology, Biocircuits has developed and patented a new class of biomaterials that combines proteins, lipids and polymers. Proteins can be a capture molecule, e.g., antibodies that endow the biomaterial with the ability to bind to and detect specific analyte molecules. Other proteins, such as enzymes, can be incorporated into the biomaterial to give the biomaterial certain biological functions. Lipids are naturally comparable with biological fluids such as blood, urine and saliva. Biological compatibility makes them more resistant to unwanted biological interference which can cause false test results. Polymers serve as an optical or electrical transducer to convert the analyte binding event to measurable test results. Polymers also should provide a high degree of stability and prolonged shelf life.

    Biocircuits has developed significant knowledge about lipid/polymer biomaterials in the past eight years that the Company believes could be useful in other diagnostic system applications. In August 1995, Biocircuits entered into an agreement with Beckman Instruments, Inc. ("Beckman") and received $3,500,000 in the form of convertible debt (the "Note") in exchange for granting Beckman options for licensing and marketing rights to certain testing applications using the Company's lipid/polymer technology. Pursuant to the terms of the agreement, Biocircuits completed a feasibility study in August 1996. Because Beckman subsequently elected not to exercise its development license option, Biocircuits regained full rights to the lipid/polymer technology in December 1996, including all improvements made during the feasibility study. In connection with the decision, Beckman also elected to convert the Note into the Company's Common Stock and a warrant (the "Beckman Warrant") to purchase the Company's Common Stock.

    Based on the Company's work under the Beckman agreement, the Company believes the lipid/ polymer technology may have various applications which the Company could pursue either independently or with licensing partners, including a next generation IOS system. Biocircuits is currently not engaged in any lipid/polymer research or development and if such activities are initiated, there can be no assurance that the Company will be able to enter into any licensing partnerships, that any such relationships would be successful, or that the lipid/polymer technology can be successfully developed for use in future products.

RESEARCH AND DEVELOPMENT

    As of December 31, 1996, the Company's research and development staff numbered 35 individuals, seven of whom had Ph.D. degrees. The Company's research and development expenditures totaled approximately $6.1 million, $5.7 million and $7.1 million in the years ended December 31, 1994, 1995 and 1996, respectively. As a result of the Company's reduction in force which occurred on April 3, 1997, the Company ceased its existing research programs, which at the time of such reduction in force, consisted of three full-time scientific employees. The Company currently employs fourteen employees in its IOS product development activities, which currently consists of the development of new assays, the support of existing products already in the marketplace and software development for instrument operation. See "Business--Employees" "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PATENTS AND PROPRIETARY INFORMATION

    The Company has aggressively pursued the development of a patent portfolio to protect its technologies.

    IOS SYSTEM TECHNOLOGY

    Two IOS cartridge patents have issued in the United States and a third patent is allowed. The Company has three patent applications pending in the United States and two foreign patent applications pending in Europe, Canada and Japan on its cartridge technology. One patent application is also pending in the United States on the IOS instrument.

    LIPID/POLYMER BIOMATERIAL TECHNOLOGY

    Nine biomaterial patents have been issued and two patents have been allowed in the United States. These issued patents include claims covering the composition of a class of biomaterials and methods for its use. The Company also has three patent applications pending in the United States on its lipid/polymer biomaterial technology. In addition, Biocircuits has two patent applications pending in Canada and Japan. One application is pending in Canada and Japan and has been issued in Europe. One additional patent application is pending in Japan and has been issued in Europe and Canada.

    The Company has aggressively pursued the development of a patent portfolio to protect its technology. However, the patent positions of any medical device manufacturer, including Biocircuits, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued. Consequently, there can be no assurance that any patent applications will result in the issuance of patents or, with respect to issued patents, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applicants in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, the Company cannot be certain that it or any licensor was the first to file a patent application for such invention. Moreover, the Company might have to participate in interference proceedings declared by the United States Patent and Trademark Office to eventually determine priority of invention, which could result in substantial costs to the Company, even if the patents, if issued, would be held valid by a court or if a competitor's technology or product would be found to infringe such patents.

    The Company also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its trade secrets.

    Biocircuits requires its employees, consultants and advisors to execute confidentiality agreements upon the commencement of an employment or consulting relationship with the Company. Each agreement provides that all confidential information developed or made known to the individual during the course of the relationship will be kept confidential and not disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions conceived by an individual shall be the exclusive property of the Company, other than inventions unrelated to the Company's business and developed entirely on the employee's own time. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

COMPETITION

    Human immunodiagnostics is an intensely competitive field in which there are a number of well established companies. Many of these competitors have substantially greater financial resources and larger, more established sales, marketing, and service organizations. The primary bases of competition in the immunodiagnostic testing market are throughput, ease of use, price, breadth of test menu, quality of results and service. There can be no assurance that the Company will be able to compete successfully on any of these bases.

    The Company believes that its principal competitors will be large companies with a diagnostic division such as Abbott Laboratories; Becton, Dickinson and Company; Boehringer Mannheim, GmbH; Chiron/ Ciba-Corning Diagnostics Corporation; Diagnostic Products Corporation and Johnson & Johnson. Each of these companies has an established position in the clinical laboratory test market with systems based on traditional immunoassay technology. No assurance can be given that the Company's products will compete successfully with existing or future products of such competitors or that new competitors will not enter the market with competing technologies. The Company expects that in the future, one or more of these companies or others will develop and introduce new systems for the point-of-care market. If any such company is able to develop or acquire rights to a better immunodiagnostic testing system, the Company's business would be materially adversely affected.

GOVERNMENT REGULATION

    The Biocircuits IOS point-of-care system is regulated in the United States as a medical device by the FDA and as such, requires regulatory clearance or approval prior to commercialization. Pursuant to the Federal Food, Drug and Cosmetic Act (the "FDC Act"), and the regulations promulgated thereunder, the FDA regulates, among other things, the clinical testing, manufacture, labeling, promotion, distribution, sale and use of medical devices in the United States. Failure of the Company to comply with applicable regulatory requirements can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, the government's refusal to grant premarket clearance or premarket approval of devices, withdrawal of marketing approvals, and criminal prosecution.

    In the United States, medical devices are classified into one of three classes, Class I, II or III, based on the controls necessary to reasonably ensure their safety and effectiveness. Class I devices are those devices whose safety and effectiveness can reasonably be ensured through general controls, such as adequate labeling, pre-market notification, and adherence to GMP regulations. Class II devices are those devices whose safety and effectiveness can reasonably be ensured through the use of general special controls, such as performance standards, post-market surveillance, patient registries, and FDA guidelines. Class III devices are devices which must receive pre-market approval by the FDA to ensure their safety and effectiveness. Generally, Class III devices are life-sustaining, life-supporting or implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices.

    Before a new medical device may be introduced into the market in the United States, the manufacturer or distributor generally must obtain either FDA clearance of a section 510(k) premarket notification or FDA approval of a premarket approval ("PMA") application.

    If the manufacturer or distributor can establish that the device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not required a PMA (the "predicated device"), the manufacturer or distributor may seek FDA marketing clearance for the device by filing a 510(k) notification. In a 510(k) filing, the manufacturer or distributor is required to demonstrate that the device has the same intended use and the same technological characteristics as the predicate device or has different technological characteristics that do not raise different questions of safety and efficacy than the predicate device. A 510(k) notification must contain information to support the claim of substantial equivalence, which may include laboratory test results or the results of clinical studies. Following submission of a 510(k) notification, the manufacturer or distributor may not place the device into commercial distribution until an order of substantial equivalence is issued by the FDA. The Company understands that the FDA has been requiring a more rigorous demonstration of substantial equivalence in connection with 510(k) notifications. Although it generally takes from four to twelve months from the date of submission to obtain a 510(k) clearance, it may take longer. FDA regulations do not specify the time in which it must respond to a 510(k) submission. The FDA may determine that the proposed device is not substantially equivalent to a legally marketed device, or may require further information, such as additional test data, before the FDA is able to make a substantial equivalence determination. Such determination or request for additional information could delay the Company's market introduction of its future products and could have a materially adverse effect on the Company's continued operations. Further, for any of the Company's devices cleared through the 510(k) process, modifications or enhancements that could significantly change safety or effectiveness or constitute a major change in the intended use of the device will require a new 510(k) submission. The Company's IOS point-of-care instrument tests currently are regulated as Class II medical devices. The Company has received 510(k) clearances for the instrument and the T4 and T Uptake tests, the T4-only test, the qualitative serum pregnancy test, the TSH test and the quantitative hCG test in 1995 and 1996.

    If a manufacturer or distributor cannot establish that a proposed device is substantially equivalent to another legally marketed predicate device, the manufacturer or distributor must seek pre-market approval of the proposed device through submission of a PMA application. A PMA application must be supported by extensive data, including pre-clinical and clinical trial data to prove the safety and efficacy of the device, as well as extensive manufacturing information. If human clinical trials are required and the device presents "a significant risk," the sponsor of the trial (usually the manufacturer or distributor) is required to file an investigational device exemption ("IDE") application with the FDA before commencing human clinical trials. The IDE application must be supported by data, typically including the results of laboratory and animal testing. If the IDE application is approved by the FDA and one or more appropriate institutional review boards ("IRBs"), human clinical trials may begin at a specific number of investigational sites with a specific number of subjects, as approved by FDA. If the device presents a "nonsignificant risk" to subjects, a sponsor may begin the clinical trial after obtaining approval of one or more appropriate IRBs without the need for FDA approval. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects. A PMA application must contain the results of clinical trials, the results of any relevant bench tests, laboratory and animal studies, a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. The submission also must include the proposed labeling, advertising and training methods, if required. Upon receipt, the FDA conducts a preliminary review of the PMA application to determine whether the submission is sufficiently complete to permit a substantive review. If sufficiently complete, the submission is declared fileable by the FDA. By statute, the FDA has 180 days to review a PMA application, although the review time often is extended significantly by the FDA asking for more information or clarification of information already provided in the submission. While the

FDA has responded to PMA applications within the allotted time period, PMA reviews more often occur over a significantly protracted time period and generally take approximately 12 to 24 months or more from the date of filing to approval. The FDA also will inspect the manufacturing facilities to ensure compliance with the FDA's GMP requirements prior to approval of a PMA. This is a lengthy and expensive process, and there can be no assurance that such approval will be obtained for any future product the Company may develop which may be determined to be subject to such requirements. A number of devices for which PMA marketing clearance has been sought by others have never been cleared for marketing. Modifications to a device that is the subject of an approved PMA, its labeling or manufacturing process may require FDA approval of new PMAs or PMA supplements, which often require submission of the same type of information required for the initial PMA. There can be no assurance that any of the Company's future products will ever obtain the necessary FDA regulatory clearance for commercial distribution.

    Any products distributed by Biocircuits pursuant to the above described clearances are subject to pervasive and continuing regulation by the FDA. The Company also will be required to manufacture its products in registered establishments and in accordance with GMP regulations. There can be no assurance that the Company or its OEM suppliers' facilities will meet GMP requirements. Failure to meet such requirements could result in certain actions by the FDA, including the possible shutdown of the Company's manufacturing facilities. In addition, the FDA has enacted changes to the GMP regulations that may increase the cost of compliance with GMPs. The Company's facility will be subject to periodic inspections by the FDA for compliance with GMP and other applicable requirements. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. Current FDA enforcement policy strictly prohibits marketing of medical devices for unapproved uses. The export of medical devices also is subject to regulation in certain instances. In addition, the use of the Company's products may be regulated by various state agencies. For example, the Company was required to obtain a license from the State of California to manufacture its proposed products. There can be no assurance that the Company's proposed products will be able to comply successfully with any such requirements or regulations.

    The potential market for the Company's products may be affected by CLIA. CLIA establishes requirements for any facility that performs laboratory testing on human specimens for the purpose of providing information for diagnosis or treatment of human beings. CLIA covers such testing in virtually all settings, including physicians' offices. Regulations implementing CLIA establish requirements for laboratories in such areas as administration, participation in proficiency testing, patient test management, quality control, personnel, quality assurance and inspection. Under these regulations, the specific requirements that a laboratory must meet depend upon the complexity of the tests performed by the laboratory. Laboratory tests are categorized as either waived tests, tests of moderate complexity or tests of high complexity. Laboratories that perform either moderate or high complexity tests must meet standards in all areas, with the major difference in requirements between moderate and high complexity testing concerning quality control and personnel standards. Quality control standards for moderate complexity testing are being implemented in stages. Laboratories performing high complexity testing must meet all the quality control requirements by the effective date of the regulations. Personnel standards for high complexity testing are more rigorous than those for moderate complexity testing. In general, personnel conducting high complexity testing will need more education and experience than those doing moderate complexity testing. Under the CLIA regulations, all laboratories performing moderately complex or highly complex tests will be required to obtain either a registration certificate or certification of accreditation from the Health Care Financing Administration ("HCFA").

    The Company's IOS system has been classified as moderately complex, and thus any laboratory using such products would have to meet the regulatory requirements for testing of moderate complexity testing.

    The Company understands that laboratories, including physician office laboratories, will be evaluating the requirements of CLIA in determining whether to perform certain types of moderate and high complexity diagnostic tests. The Company believes that the sale of its proposed products will not be adversely affected by CLIA. However, no assurances can be given that the statute and its implementing regulations will not have a materially adverse impact on the Company and its ability to market and sell its IOS system or any future products that the Company may develop.

    Although Biocircuits believes that it will be able to comply with all applicable regulations regarding the manufacture and sale of diagnostic devices, such regulations are always subject to change and depend heavily upon administrative interpretations. There can be no assurance that future changes in regulations or interpretations made by the U.S. Department of Health and Human Services, FDA, HCFA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company. In addition to the foregoing, Biocircuits is subject to numerous federal, state and local laws and regulations relating to such matters as safe working conditions, laboratory and manufacturing practices, environmental, fire hazard control, and disposal of hazardous or potentially hazardous substances. To date, compliance with these laws and regulations has not had a material effect on the Company's financial results, capital requirements or competitive position, and the Company has no plans for material capital expenditures relating to such matters. However, there can be no assurance that it will not be required to incur significant costs to comply with such laws and regulations in the future, or that such laws or regulations will not have a materially adverse effect upon the Company's ability to do business.

    Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain registrations or approvals required by foreign countries may be longer or shorter than that required for FDA clearance or approval, and requirements for licensing may differ significantly from FDA requirements. Some countries historically have permitted human studies earlier in the product development cycle than regulations in the United States permit. Other countries have requirements similar to those of the United States. This disparity in the regulation of medical devices may result in slower product clearance in certain countries than in others. Furthermore, the introduction of the Company's IOS system or any future products in foreign markets might require obtaining foreign regulatory clearances. There can be no assurance that the Company will be able to obtain regulatory clearances for its current or any future products in the United States or in foreign markets.

REIMBURSEMENT

    Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. Although Congress has failed to pass comprehensive health care reform legislation to date, the Company anticipates that Congress, state legislatures and the private sector will continue to review and assess alternative benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls on pharmaceuticals and other fundamental changes to the health care delivery system. Any such proposed or actual changes could cause any potential partners of the Company to limit or eliminate spending on collaborative development projects. Legislative debate is expected to continue in the future, market forces are expected to demand reduced costs and Biocircuits cannot predict what impact the adoption of any federal or state health care reform measures or future private sector reforms may have on its business.

    In both domestic and foreign markets, sales of the Company's IOS point-of-care system and other potential products, if any, will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price and cost effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. There can be no assurance that the Company's products will be considered cost effective or that adequate third-party reimbursement will be available to enable Biocircuits to maintain price levels sufficient to realize an appropriate return on its investment in product development. Legislation and regulations affecting the pricing of health care services may change, which could affect the Company's products and could further limit reimbursement for medical products and services.

EMPLOYEES

    As of December 31, 1996, Biocircuits employed 103 individuals. On April 3, 1997, in response to lower than expected sales and in efforts to reduce the rate of cash consumption, the Company reduced its work force from 92 to 54 employees. Of the existing workforce, 14 employees are engaged in development activities, 21 are engaged in manufacturing, and 19 are devoted to sales, marketing and administrative activities, including 9 sales representatives.

ADDITIONAL RISK FACTORS

    Biocircuits' business is subject to the following risks and uncertainties in addition to those described above.

    FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING; MAINTENANCE OF
     NASDAQ LISTING

    Obtaining additional funds will be critical to the Company's ability to maintain operations during 1997. The Company will therefore continue to seek funding from various equity financing sources. Raising additional funds from public or private sources will result in significant dilution to then existing shareholders. If adequate funding is not available on a timely basis, the Company will be required to curtail its operations significantly or to cease operations. There can be no assurance that the Company will be successful in obtaining additional financing during 1997.

    On April 15, 1997, the Company closed a private placement which consisted of the sale of its common stock in three tranches and the issuance of warrants to purchase common stock (defined hereinafter as the "April 1997 Financings"). The first tranche resulted in gross proceeds of approximately $1.7 million to the Company. With these funds, the Company believes its cash resources will be adequate to satisfy its requirements until the end of the second quarter of 1997. The second tranche could result in gross proceeds to the Company of approximately $5.5 million in July 1997, and is conditional upon the achievement by the Company of certain milestones for the second quarter of 1997. If the Company receives funding from the second tranche, the Company believes its cash resources will be adequate to satisfy its requirements into the second quarter of 1998. The third tranche could result in gross proceeds to the Company of approximately $0.8 million in January 1998, and is conditional upon the achievement by the Company of certain milestones by year end 1997. If the Company receives funding from the third tranche, the Company believes its cash resources will be adequate to satisfy its requirements into the third quarter of 1998. There can be no assurance that the Company will achieve the milestones necessary to receive funding from either the second or third tranches.

    The Company believes that maintaining its listing on the Nasdaq National Market System ("Nasdaq") is central to its ability to raise additional funds as well as to provide liquidity to investors. The conversion of the Beckman Note resulted in the Company meeting Nasdaq listing requirements at year end 1996. The Company failed temporarily to meet Nasdaq listing requirements at the end of the first quarter of 1997. However, the proceeds from the first tranche of the April 1997 Financings will allow the Company to meet Nasdaq listing requirements, on a proforma basis, for the first quarter of 1997. The Company also expects not to be in compliance with Nasdaq listing requirements at the end of the second quarter of 1997. However, if the Company receives proceeds from the second tranche of the April 1997 Financings in July 1997, the Company believes it would meet Nasdaq listing requirements, on a proforma basis, for the second quarter of 1997. In addition, the Company believes the receipt of proceeds from the second tranche of the April 1997 Financings would result in it meeting Nasdaq listing requirements through year end 1997. If the Company receives proceeds from the third tranche of the April 1997 Financings, the Company believes it will meet Nasdaq listing requirements through the first quarter of 1998. Thereafter, the Company will be required to generate sufficient revenue or raise additional capital to maintain Nasdaq listing requirements.

    The Company believes its cash requirements may increase in future periods due to higher expenses. The Company expects to incur substantial additional costs, including costs related to ongoing research and development activities, either alone or in collaboration with strategic partners, clinical trials, expansion of manufacturing, research and development and administrative facilities, development of manufacturing capabilities, obtaining regulatory approvals and establishing sales, marketing and distribution capabilities. The Company's long-term capital requirements will depend on numerous factors, including the progress of the Company's research and product development, the timing and cost of obtaining regulatory approvals, the costs associated with patents and other intellectual property rights, the levels of resources devoted to the development of manufacturing and marketing capabilities and potential collaborative partnerships. The Company may also seek additional funding through collaborative relationships and the acquisition of capital equipment, including lease financing, if available on attractive terms. The Company also may attempt to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of its technologies, products or marketing territories in exchange for funding. If adequate funds are not available from these sources, the Company may be required to curtail its operations significantly. No assurance can be given that any additional financing will be available, or, if available, that it will be available on acceptable terms.

    NEED TO RETAIN AND ATTRACT KEY EMPLOYEES

    The Company is highly dependent upon the principal members of its management and scientific staff and key individuals in all areas of the Company. Although the Company believes it has retained sufficient employees to achieve its near-term business objectives after its reduction in force on April 3, 1997, there can be no assurance that the loss of services of such employees might not impede the achievement of the Company's business objectives. Furthermore, there can be no assurance that the reduction in force will not adversely affect the Company's ability to retain its remaining employees. The Company has implemented certain programs which it believes will help in retaining key employees. The Company faces competition for qualified individuals from numerous manufacturers of medical products and other high technology products, as well as universities and academic institutions. There can be no assurance that the Company will be able to attract new qualified personnel on acceptable terms.

    DEVELOPMENT STAGE COMPANY; PRODUCTS UNDER DEVELOPMENT

    Biocircuits was founded in 1989 and is a development stage company. To achieve profitable operations, the Company, alone or with others, must, among other things, successfully develop, obtain regulatory approval for, manufacture, introduce and market its current and potential products. The time frame necessary to develop the Company's products is uncertain. The Company has experienced delays in the scheduled completion of its IOS point-of-care instrument and test cartridges, and there can be no assurance that further product development delays will not occur in the future.

    The Company's first sale and shipment of its IOS system, with cartridges capable of performing T4 and T Uptake tests, occurred in March 1996. Certain design changes to the IOS instrument were required since the first sale and shipment of the IOS system. In April 1996, problems in some of the instrument circuitry and software required certain parts and software modifications. Further product shipments were suspended at that time while the problems were diagnosed and corrected. All changes were validated and documented, and shipments to distributors were resumed in the middle of June. In addition, all instruments previously shipped to customers were retrofitted. In September 1996, the Company received FDA clearance to market a qualitative serum pregnancy assay. The Company received clearances from the FDA for a TSH assay in November 1996 and a quantitative hCG assay in December 1996. During 1996, the Company developed an improved second generation cartridge for its new assays as well as existing assays. In December 1996, the Company launched its TSH assay on the second generation cartridge. In March 1997, the Company began shipping the T4 and T Uptake tests on the second generation cartridge. The second generation cartridge will be required for the market launch of all future assays. Biocircuits is currently developing three additional assays: a prostate specific antigen ("PSA") test for management of prostate cancer patients, a Digoxin test for monitoring the therapeutic usage of this drug in the treatment of heart disease and a Free T4 test for diagnosing true clinical thyroid status. The Company does not expect to realize any significant revenue until at least 1998.

    There can be no assurance that the IOS point-of-care system and tests will perform reliably and in accordance with the Company's specifications, that additional design changes may not be required in the future, that the Company will be able to develop successfully or obtain regulatory clearance for additional tests or any other future products, that the reduction in assay development employees will not result in further delays in developing those tests, that the second generation cartridge will perform as planned, that any of the Company's products can be manufactured in sufficient quantity, at acceptable cost and with appropriate quality, or that any products, if and when approved, can be successfully marketed. Failure to meet one or more of these challenges could have a material adverse effect on the Company.

    UNCERTAIN MARKET ACCEPTANCE OF POINT-OF-CARE PRODUCT

    Substantially all immunodiagnostic testing currently is performed at large clinical laboratories rather than point-of-care sites. There can be no assurance that the Company will be successful in developing and penetrating the point-of-care market for immunodiagnostic testing. The Company currently employs nine sales representatives to develop its relationships with distributors which supply a substantial portion of medical and test products. The Company believes it must expand its sales force to between 12 and 20 sales representatives and further develop its relationships with distributors which currently supply a substantial portion of medical and test products to physicians. Due to its limited cash resources, the Company is uncertain when or if it will be able to attain a sales force of at least 12 sales representatives. The selling process typically requires the Company's sales force to work closely with distributors, generate qualified physician leads and perform demonstrations for the IOS system in physicians' offices. The selling process can be time-consuming and there can be no assurance that the Company will be successful in marketing the IOS system, that the rate of sales growth will meet expectations or that the marketing programs of the Company will achieve the desired results. To date, the number of instrument sales to distributors and placements in physicians' offices have been, and continue to be, significantly less than the Company's expectations. The Company believes that if instrument sales continue to be below expectations, the Company's revenue and financial performance will be materially adversely affected. Certain design changes to the IOS instrument were required since the first sale and shipment of the IOS system. In April 1996, problems in some of the instrument circuitry and software required certain parts and software modifications. Further product shipments were suspended at that time while the problems were diagnosed and corrected. All changes were validated and documented, and shipments to distributors were resumed in the middle of June 1996. In addition, all instruments previously shipped to customers were retrofitted. The requirements to make certain design changes to the instrument and the suspension of product shipments had an adverse impact on 1996 revenue and overall financial performance. There can be no assurance that additional design changes may not be required in the future or that the system performance will be reliable over time.

    In general, market acceptance of the Company's initial point-of-care system will depend upon the Company's ability to demonstrate the accuracy and value of its system and to persuade physicians to perform the Company's initial tests in their own facilities rather than send those tests to clinical laboratories. More specifically, in order for the Company to have success in penetrating the point-of-care immunodiagnostic market and to achieve significant sales of IOS systems and test cartridges, the Company believes it will need to expand its menu of tests. The Company believes that TSH, along with the Company's additional products in development, are test key elements in penetrating the physicians' office market. There can be no assurance that the TSH test will have the desired impact in increasing the market acceptance of the Company's IOS system.

    HISTORY OF LOSSES; EXPECTATION OF FUTURE LOSSES

    At December 31, 1996, the Company's accumulated deficit was approximately $51.5 million. Biocircuits expects to incur additional losses over the next several years. The Company expects that currently available funds will be used primarily for sales and marketing programs for its IOS point-of-care system and development of additional tests for the IOS point-of-care system. The losses may vary from period to period, including from quarter to quarter, and may increase, due to the uncertainty of whether the sales and marketing programs of the Company will achieve the desired results. Accordingly, the Company believes that quarter-to-quarter results are not a useful indicator of the Company's performance. There can be no assurance that any products will be manufactured or marketed successfully, or that profitability will ever be achieved.

    RISK OF PRODUCT LIABILITY; POSSIBLE UNAVAILABILITY OF INSURANCE

    Testing, manufacturing and marketing of the Company's potential products will entail risk of product liability. The Company currently has product liability insurance. However, there can be no assurance that the Company will be able to maintain such insurance at a reasonable cost or in sufficient amounts to protect the Company against losses due to product liability. An inability to maintain insurance at an acceptable cost or to otherwise protect against potential product liability could prevent or inhibit the commercialization of the Company's products. In addition, a product liability claim or recall could have a material adverse effect on the business or financial condition of Biocircuits.

    HAZARDOUS MATERIALS

    The Company's research and development involves the controlled use of hazardous materials and chemicals. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. The Company may incur substantial costs to comply with environmental regulations.

    ANTI-TAKEOVER EFFECT OF DELAWARE LAW AND CERTAIN CHARTER PROVISIONS

    The Board of Directors has authority to issue up to 10,000,000 shares of Preferred Stock, in addition to the 30,000,000 designated shares of Series A Preferred Stock, of which 12,455,137 were outstanding on December 31, 1996, and to fix the rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of the Common Stock will be subject to, and may be adversely affected by, the rights of the holders of the outstanding Series A Preferred Stock and any other Preferred Stock that may be issued in the future. The outstanding Series A Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. Furthermore, certain provisions of the Company's Amended and Restated Certificate of Incorporation, such as a classified Board of Directors, its Amended and Restated Bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving the Company.

    VOLATILITY OF STOCK PRICE

    The market price of the Company's Common Stock, like that of the common stock of many other medical device and other high technology companies, has been highly volatile. Factors such as delays in obtaining FDA approval for the IOS point-of-care system, fluctuations in the Company's actual or anticipated operating results, announcements of technological innovations or new commercial products by the Company or its competitors, governmental regulation, changes in the current structure of the health care financing and payment systems in the United States, developments in or disputes regarding patent or other proprietary rights, economic and other external factors and general market conditions may have a significant effect on the market price of the Common Stock.

    CONCENTRATION OF SHARE OWNERSHIP

    Based upon the shares owned and outstanding as of March 15, 1997, the Company's officers, directors and 5% stockholders of the Company as a group beneficially owned approximately 59.06% of the Company's outstanding Common Stock (on an as-converted basis) and, after giving effect to the issuance of common stock in the April 1997 Financings, such stockholders beneficially owned 65.4% of the Company's Common Stock, on an as converted basis. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

ITEM 2: PROPERTIES

    The Company's principal administrative offices, research laboratories and manufacturing area are located at 1324 Chesapeake Terrace, Sunnyvale, California, where the Company leases and occupies approximately 36,600 square feet. The Company relocated to this facility in May 1993. The Company's monthly rental cost is approximately $44,000. The Company also established a deposit related to the initiation of a $732,000 letter of credit, which decreased to $478,000 in 1996, as security for certain tenant improvements. The lease expires on April 30, 2000.

ITEM 3: LEGAL PROCEEDINGS

    The Company is not a party to any material legal proceedings as of the date of this report.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock was first traded on May 14, 1992 on the Nasdaq National Market System under the symbol "BIOC." The following table sets forth, for the periods indicated, the high and low sales prices per share for the Common Stock as reported on the Nasdaq National Market System:

YEAR ENDED DECEMBER 31, 1995                                                              HIGH        LOW
--------------------------------------------------------------------------------------  ---------  ---------
First Quarter.........................................................................  $    4.00  $    2.50
Second Quarter........................................................................       5.72       1.00
Third Quarter.........................................................................      10.00       3.76
Fourth Quarter........................................................................      10.00       5.50

YEAR ENDED DECEMBER 31, 1996                                                              HIGH        LOW
--------------------------------------------------------------------------------------  ---------  ---------
First Quarter.........................................................................  $    8.63  $    6.38
Second Quarter........................................................................       7.75       5.63
Third Quarter.........................................................................       6.00       3.75
Fourth Quarter........................................................................       3.75       2.38

    The Company had approximately 223 holders of record of its Common Stock as of March 15, 1997.

    The Company has never paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

    On January 29, 1996, the Company amended outstanding warrants to purchase 2,666,514 shares of the Company's Series A Preferred Stock, one half of which became exercisable for an exercise price of $1.46 per share, and the other half of which became exercisable for an exercise price equal to 70% of the stock's fair market value. Such amended warrants were issued to individual and institutional accredited and non-accredited investors in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended (the "Securities Act"). Also on January 29, 1996, the Company closed a private placement pursuant to which the Company issued new warrants to purchase 1,426,499 shares of Series A Preferred Stock at an exercise price of $1.46 per share and new warrants to purchase 1,426,499 shares of Series A Preferred Stock at an exercise price equal to 70% of the fair market value of such stock. The new warrants (collectively with the amended warrants, the "1996 Series A Warrants") were issued to individual and institutional accredited and non-accredited investors in reliance on Rule 506 ("Rule 506") under the Securities Act. In consideration for the issuance of the 1996 Series A Warrants, the Company received the right to require the exercise of one half of the 1996 Series A Warrants upon the occurrence of corporate certain milestones.

    The Company's Series A Preferred Stock is convertible, at the option of the holder, into the Company's Common Stock at a rate of one share of Common Stock for every four shares of Series A Preferred Stock. During the twelve month period ended December 31, 1996, the Company issued 1,848,965 shares of Common Stock upon the conversion of 7,395,927 shares of its Series A Preferred Stock to persons who were holders of the Company's Series A Preferred Stock in reliance on Section 3(a)(9) of the Securities Act.

    Pursuant to an April 1996 manufacturing agreement entered into between the Company and Kollsman, the Company issued Kollsman a warrant to purchase up to 250,000 shares of Common Stock at an exercise price of $7.00 per share in reliance on Section 4(2) of the Securities Act.

    In March 1996 and June 1996, the Company issued warrants to purchase up to 7,628 shares of Common Stock at an exercise price of 70% of the fair market value of such stock to Venture Lending in connection with a standby letter of credit and a line of credit agreement entered into between the Company and Venture Lending. The issuance of the Warrants was made in reliance on Section 4(2) of the Securities Act.

    On October 21, 1996, the Company sold an aggregate of 1,930,462 shares of Common Stock and warrants to purchase an additional 965,231 shares of Common Stock at an exercise price of $3.43 per share to individual and institutional accredited investors, in reliance on Rule 506. The aggregate offering price of such shares of Common Stock and warrants was $5,791,386, including the placement agent's fee of $474,894.

    In November 1996, the Company amended warrants to purchase up to 3,513,213 shares of Series A Preferred Stock to extend the term of such warrants from December 18, 1996 to February 14, 1997, in reliance on Section 3(a)(9) of the Act.

    In December 1996, the Company issued 1,111,727 shares of Common Stock and a warrant to purchase up to 222,345 shares of Common Stock at an exercise price of $3.45 to Beckman upon the conversion of a secured promissory note in principal amount of $3,500,000, plus accrued interest of $332,000, issued in connection with a feasibility study and option agreement entered into between the Company and Beckman. The Common Stock and the Warrants were issued in reliance on
Section 4(2) of the Securities Act.

    During the twelve month period ended December 31, 1996, the Company received an aggregate of approximately $7,856,000 from the exercise of warrants to purchase a total of 6,852,064 shares of the Company's Series A Preferred Stock by individual and institutional accredited and non-accredited investors. The shares of Series A Preferred Stock were issued in reliance on Rule 506 and
Section 4(2) of the Securities Act.

ITEM 6: SELECTED FINANCIAL DATA

    The following selected financial data is derived from audited financial statements as of and for the years ended December 31, 1992, 1993, 1994, 1995 and 1996 and for the period from March 7, 1989 (inception) to December 31, 1996. The data set forth below should be read in conjunction with the financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," both appearing elsewhere herein.

                                                                                            PERIOD FROM
                                                                                             MARCH 7,
                                                                                               1989
                                                                                            (INCEPTION)
                                                                                                TO
                                                    YEAR ENDED DECEMBER 31,                  DECEMBER
                                     -----------------------------------------------------      31,
                                       1992       1993       1994       1995       1996        1996
                                     ---------  ---------  ---------  ---------  ---------  -----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  REVENUES:
    Product sales..................  $      --  $      --  $      --  $      --  $     421   $     421
  OPERATING COSTS AND EXPENSES:
    Cost of sales..................         --         --         --         --      2,310       2,310
    Research and development.......      4,513      6,545      6,086      5,669      7,081      34,357
    Sales, general and
      administrative...............      1,577      2,801      2,239      2,686      5,416      16,278
                                     ---------  ---------  ---------  ---------  ---------  -----------
Total operating costs and
  expenses.........................      6,090      9,346      8,325      8,355     14,807      52,945
Loss from operations...............     (6,090)    (9,346)    (8,325)    (8,355)   (14,386)    (52,524)
Net interest and other income......         88        256        117        118         38         976
                                     ---------  ---------  ---------  ---------  ---------  -----------
Net loss...........................  $  (6,002) $  (9,090) $  (8,208) $  (8,237) $ (14,348)  $ (51,548)
                                     ---------  ---------  ---------  ---------  ---------  -----------
                                     ---------  ---------  ---------  ---------  ---------  -----------
Net loss per share.................  $   (4.06) $   (3.76) $   (3.30) $   (2.89) $   (2.71)
                                     ---------  ---------  ---------  ---------  ---------
                                     ---------  ---------  ---------  ---------  ---------
Shares used in computing net loss
  per share........................      1,480      2,420      2,489      2,849      5,299
                                     ---------  ---------  ---------  ---------  ---------
                                     ---------  ---------  ---------  ---------  ---------

                                                                               DECEMBER 31,
                                                        ----------------------------------------------------------
                                                           1992        1993        1994        1995        1996
                                                        ----------  ----------  ----------  ----------  ----------
                                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.......................................  $   11,379  $    9,371  $    1,925  $    6,191  $    5,355
Total assets..........................................      14,042      13,964       5,552       9,267       8,726
Long-term obligations.................................         761         948         505       3,707          72
Deficit accumulated during the development stage......     (11,665)    (20,755)    (28,963)    (37,200)    (51,548)
Total stockholders' equity............................      11,818      11,560       3,474       4,063       7,078

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    IN ADDITION TO THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION, AS WELL AS IN
ITEM 1.

OVERVIEW

    Since its inception in 1989, the Company has been engaged in research and development and marketing of medical diagnostic applications of its technologies.

    The Company has incurred a loss in each period since its inception. At December 31, 1996, the Company's accumulated deficit was $51.5 million. Biocircuits expects to incur additional losses over the next several years. The Company expects that currently available funds will be used primarily for sales and marketing programs for its IOS point-of-care system and development of additional assays for the IOS point-of-care system. The losses may vary from period to period, including from quarter to quarter, and may increase, due to the uncertainty of whether the sales and marketing programs of the Company will achieve the desired results. Accordingly, the Company believes that quarter-to-quarter results are not a useful indicator of the Company's performance.

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

    Certain design changes to the IOS instrument were required since the first sale and shipment of the IOS system. In April 1996, problems in some of the instrument circuitry and software required certain parts and software modifications. Further product shipments were suspended at that time while the problems were diagnosed and corrected. All changes were validated and documented, and shipments to distributors were resumed in the middle of June 1996. In addition, all instruments previously shipped to customers were retrofitted. The requirements to make certain design changes to the instrument and the suspension of product shipments had an adverse impact on 1996 revenue and overall financial performance. There can be no assurance that additional design changes may not be required in the future or that the system performance will be reliable over time.

    To date, the number of instrument sales to distributors and placements in physicians' offices have been, and continues to be, significantly less than the Company's expectations. As a result, the Company has incurred significant losses. The Company believes that if instrument sales continue to be below expectations, the Company's revenue and financial performance will be materially adversely affected.

    On April 3, 1997, in order to reduce its losses and conserve cash, the Company reduced its work force from 92 employees to 54 employees.

    In order for the Company to have success in penetrating the point-of-care immunodiagnostic market and to achieve significant sales of IOS systems and test cartridges, the Company believes it will need to continue to expand its menu of tests. In September 1996, the Company received FDA clearance to market a qualitative serum pregnancy assay. The Company also received clearances from the FDA for a TSH assay in November 1996 and a quantitative hCG assay in December 1996. During 1996, the Company developed an improved second generation cartridge for its new assays as well as existing assays. In December 1996, the Company launched its TSH assay on the second generation cartridge. In March 1997, the Company began shipping the T4 and T Uptake tests on the second generation cartridge. The second generation cartridge will be required for the market launch of all new assays. There can be no assurance that the conversion of assays to the new second generation cartridge will occur according to schedule or that the second generation cartridge will perform as planned. In addition, existing assays will be converted to the new cartridge in the near future. Biocircuits is currently developing three additional assays: a PSA test for management of prostate cancer patients, a Digoxin test for monitoring the therapeutic usage of this drug in the treatment of heart disease and a Free T4 test for diagnosing true clinical thyroid status. In the past, the Company has experienced delays in completing the development of new tests. Furthermore, the April 1997 reduction in force reduced the number of employees responsible for developing the three additional assays. There can be no assurance that the reduction in assay development employees will not result in further delays in completing the development of these new tests. There can be no assurance that the Company will be successful in expanding its menu of tests and according to schedule, as well as obtaining regulatory approvals for such tests.

    Biocircuits has developed a proprietary manufacturing process for producing the test cartridges for its IOS point-of-care system. The Company has established its initial manufacturing capability for the single-use cartridges. Various plastic components and other materials for the cartridges are and will be obtained from contract manufacturers. The Company has experienced cartridge backlogs at various times since the March 1996 launch of the IOS point-of-care system. There can be no assurance that the Company will be able to meet customer demand for cartridges in the future, or that any order backlog will not materially adversely affect the Company's sales and marketing efforts. The Company's cartridge manufacturing milestones include improving manufacturing efficiencies, expanding mold and cartridge manufacturing capacity as both the test menu and test manufacturing volume expand, initiating manufacturing automation efforts and manufacturing the cartridge at the Company's targeted cost. There can be no assurance that the Company will be successful in achieving these milestones or that these milestones will be achieved on a timely basis. The cartridge manufacturing scale-up process will require the Company to develop advanced manufacturing techniques and rigorous process controls. The automation effort will be critical to meeting the Company's longer-term cartridge manufacturing demands and cost targets. There can be no assurance that the Company will be successful in these efforts or that such efforts will result in the Company meeting expected cartridge demand or achieving the Company's longer-term cartridge manufacturing cost targets.

    In August and December 1995, the Company entered into agreements with Nunc to manufacture the plastic components of its disposable test cartridges. Under the terms of the agreement, Nunc has the exclusive right to supply the plastic components for the test cartridges for all sales in North America. The Company will be entirely dependent on Nunc as the sole source for the plastic components and treatment thereof. There can be no assurance that Nunc will be able to deliver the required quantities of test cartridge components on schedule or at costs acceptable to the Company.

    In December 1992, the Company entered into an agreement with Kollsman pursuant to which Kollsman was appointed the exclusive North American supplier of the IOS instrument. The agreement with Kollsman contained certain minimum purchase requirements and expired three years from the date of first commercial production, subject to certain rights of earlier termination. In April 1996, the Company and Kollsman executed a letter agreement to amend the 1992 agreement (the "Letter Agreement"), pursuant to which Kollsman will be the exclusive supplier of the IOS instrument through 1997, the minimum purchase requirements were eliminated and the Company and Kollsman agreed to an acceptable fixed transfer price to be paid through 1997, the revised term of the agreement. Also pursuant to the Letter Agreement, the Company agreed to issue Kollsman a warrant to purchase 250,000 shares of Common Stock at an exercise price of $7.00 per share, subject to an increase of 50,000 shares under certain circumstances. The warrant expires at year end 1997, subject to certain extension rights. In November 1996, the Company and Kollsman amended the Letter Agreement to extend the expiration date of the warrant to June 1998, subject to certain extension rights. In order to secure an adequate supply of IOS instruments, the Company established a standby letter of credit for the benefit of Kollsman. In late March

1997, the Company and Kollsman agreed to reduce the amount of the standby letter of credit by $249,000 in exchange for reducing the exercise price of the warrant to $2.00 per share. Also in late March 1997, the Company and Kollsman agreed to issue Kollsman a warrant to purchase 50,000 shares of Common Stock in exchange for a one month shutdown of instrument production. The Company and Kollsman are currently in discussions to extend further the shutdown of instrument production for the purpose of working down instrument inventory. If the companies can reach agreement on an extended shutdown, the Company believes it is possible for the standby letter of credit to be reduced below its current level of $700,000. There can be no assurance that the Company will reach an agreement with Kollsman about the further extension of the shutdown, or that the standby letter of credit will be reduced prior to year end 1997. The Company is entirely dependent on Kollsman as the sole source of production of its IOS instruments. Kollsman, in turn, relies upon sole-source suppliers for certain components. Failure of Kollsman's suppliers to deliver the required quantities on a timely basis and at commercially reasonable prices, or Kollsman's failure to deliver the IOS instruments to the Company on a timely basis or at commercially reasonable costs could materially adversely affect the Company.

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

    In January 1996, the Company amended outstanding 1995 Warrants to purchase 2,666,514 shares of Series A Preferred Stock and closed a private placement pursuant to which the Company issued new warrants (the "1996 Warrants") to purchase 2,852,998 shares of Series A Preferred Stock. One half of the amended 1995 Warrants and one half of the 1996 Warrants were exercisable at a purchase price of 70% of the current market price upon exercise and expired on May 31, 1996. Ninety-six percent of the warrants expiring on May 31, 1996 were exercised at an average purchase price of $1.18 per share (Common Stock equivalent price of $4.72 per share). Proceeds to the Company were approximately $3.0 million, net of issuance costs. The remaining one half of the amended 1995 Warrants and 1996 Warrants were exercised pursuant to automatic exercise provisions at a purchase price of $1.46 per share (Common Stock equivalent price of $5.84 per share) upon the Company's shipment of the first ten IOS instruments and accompanying cartridges, which occurred in March 1996. Proceeds to the Company were approximately $3.9 million, net of issuance costs.

    On October 21, 1996, the Company closed a private placement which consisted of the sale of 965,231 units at $6.00 per unit. Proceeds to the Company were approximately $5.2 million, net of issuance costs. A unit consisted of two shares of Common Stock and a Financing Warrant expiring October 20, 1997, to purchase one share of Common Stock at $3.43 per share. The Financing Warrants contain an automatic exercise provision which occurs, upon notice from the Company, at any time beginning six months prior to the expiration date when the average market value for the Company's Common Stock equals or exceeds $5.25 per share for 10 consecutive trading days. If the Financing Warrants are exercised, the Company will receive gross proceeds of up to an additional $3.3 million.

    On April 15, 1997, the Company closed a private placement which consisted of the sale of 2,500,000 shares of its common stock (the "April 1997 Common Stock Financing") to be issued in three tranches. The first tranche resulted in gross proceeds of approximately $530,000 to the Company, the second tranche, conditional upon the Company's satisfaction of certain milestones for the second quarter of 1997 and stockholder approval of the issuance of the shares, will result in gross proceeds of approximately $1,190,000 to the Company and the third tranche, conditional upon the Company's satisfaction of certain milestones by the end of fiscal 1997 and stockholder approval of the issuance of the shares, will result in gross proceeds to the Company of approximately $780,000. In addition, on April 15, 1997, the Company closed a private placement which consisted of the sale of 5,447,000 units, consisting of one share of common stock and one warrant to purchase one share of common stock to be issued in two tranches (the "April 1997 Unit Financing"). The first tranche resulted in gross proceeds to the Company of approximately $1,160,000, and the second tranche, conditional upon the Company's satisfaction of certain milestones for the second quarter 1997 and stockholder approval of the issuance of the shares, will result in gross proceeds of approximately $4,290,000 to the Company. The warrants in the April 1997 Unit Financing (the "April 1997 Warrants"), which expire eighteen months after they become exerciseable, have an exercise price of $0.75 per share and cannot be exercised until after stockholder approval which will not occur before the Company's 1997 Annual Meeting to be held on May 22, 1997. At the Company's option, the Company may shorten the exercise period of the April 1997 Warrants in which case the Warrants may become redeemable by the Company at $0.01 per share, if the closing price for the Company's common stock is greater than or equal to $2.00 per share for ten days. The April 1997 Common Stock Financing and the April 1997 Unit Financing are referred to herein collectively as the "April 1997 Financings."

    In August 1995, Biocircuits entered into an agreement with Beckman and received $3,500,000 in the form of a Note in exchange for granting Beckman options for licensing and marketing rights to certain testing applications using the Company's lipid/polymer technology. Pursuant to the terms of the agreement, Biocircuits completed a feasibility study in August 1996. Because Beckman subsequently elected not to exercise its development license option, Biocircuits regained full rights to the lipid/polymer technology in December 1996, including all improvements made during the feasibility study. In connection with their decision, Beckman also elected to convert the Note into the Company's Common Stock and a warrant to purchase the Company's Common Stock.

RESULTS OF OPERATIONS

    Following the Company's March 1996 launch of the IOS system, the Company recorded revenue of $421,000 in 1996.

    The Company's total operating costs and expenses increased from $8.33 million in 1994 to $8.36 million in 1995 and increased to $14.81 million in 1996. In early 1994, the Company announced a decision to reformulate the test method in the proprietary assay cartridge used in its IOS system. As a result, the Company recorded a one-time charge of $992,000 as a research and development expense in 1994 for equipment ($720,000) and purchase commitments ($272,000) related to this reformulation. Excluding this non-recurring charge, operating costs and expenses increased from an adjusted $7.33 million in 1994 to $8.36 million in 1995, followed by an increase to $14.8 million in 1996.

    The Company recorded $2.31 million of cost of sales in 1996. These costs, in connection with the launch of the IOS system, consisted primarily of manufacturing overhead and startup costs associated with the production of revenue generating product.

    The Company's research and development expenses decreased from $6.09 million in 1994 to $5.67 million in 1995, and increased to $7.08 million in 1996. Research and development expenses were 73%, 68% and 48% of total operating costs and expenses in 1994, 1995 and 1996, respectively. The 1994 expense includes the non-recurring reformulation charge of $992,000 as discussed above. Excluding the non-recurring charge, research and development expenses decreased to an adjusted $5.09 million or 69% of total adjusted operating costs and expenses in 1994. The increase from an adjusted 1994 to 1995 was primarily the result of increased staffing and outside services while the increase from 1995 to 1996 was due primarily to increased outside services.

    Sales, general and administrative expenses were $2.24 million in 1994, $2.69 million in 1995 and $5.42 million in 1996. The increase in sales, general and administrative expenses each year was due primarily to expanded sales and marketing expenses resulting from the preparation for and launch of the IOS point-of-care system and general operating expenses.

    Interest income increased from $283,000 in 1994 to $317,000 in 1995 and to $345,000 in 1996. These changes are primarily attributable to fluctuations in cash and cash equivalents and investment balances resulting from sales of common and preferred stock and from collaboration funds, offset by operating losses, purchases of property and equipment and payments on long-term obligations.

    Interest and other expense was $166,000 in 1994, $199,000 in 1995 and $307,000 in 1996. The increase in interest and other expense was due primarily to interest on the $3.5 million note to Beckman.

    The Company incurred net losses of $8.21 million in 1994, $8.24 million in 1995 and $14.35 million in 1996. The losses per share were $3.30, $2.89 and $2.71 in 1994, 1995 and 1996, respectively. The 1994 results include the non-recurring charge of $992,000, or $0.40 per share.

    As of December 31, 1996, the Company had net operating loss carryforwards of approximately $36.5 million and research and development credit carryforwards of approximately $1 million for federal income tax purposes. Upon the closing of the Company's June 1995 private placement, the Company experienced a "change in ownership" as defined by Section 382 of the Internal Revenue Code. As a result, the utilization of the Company's pre-change net operating loss and certain credit carryforwards will be subject to an annual limitation based upon the Company's pre-change values and may expire prior to utilization.

    The Company has determined that a valuation allowance for deferred tax assets of $21.1 million is required to reduce the deferred tax assets to the amount realizable, currently estimated to be zero at December 31, 1996 based upon the Company's history of losses.

    The Company believes that inflation has not had a material impact on its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    The Company historically has financed its operations primarily through sales of common and preferred stock, interest income on the cash balances available after such financings, long term debt and capital asset lease financings. Since its inception through December 31, 1996, the Company raised a total of approximately $54.2 million in the sale of common and preferred stock.

    The Company's cash and cash equivalents and short-term investments were $4.94 million as of December 31, 1996, compared to $6.63 million at the end of 1995. The decrease was due primarily to operating losses in 1996 offset by the completion of various financings.

    The Company's bank informed it in late March 1997 that the Company was no longer in compliance with the bank's terms for the Kollsman standby letter of credit. As a result, the bank collateralized the full amount of the standby letter of credit, resulting in a $949,000 reduction in available cash to the Company. Subsequently, also in late March 1997, the Company and Kollsman reached an agreement to reduce the current amount of the standby letter of credit to $700,000, resulting in an increase of available cash of $249,000. The Company believes the standby letter of credit will remain fully cash collateralized for the near term and, possibly, until year end 1997. The collateralization of the standby letter of credit meant that the Company's remaining available cash would satisfy its requirements until only mid-April 1997.

    On April 15, 1997, the Company closed the April 1997 Financings which consisted of the sale of common stock in three tranches. With the receipt of funds from the first tranche of the April 1997 Financings, the Company believes its cash resources will be adequate to satisfy its requirements until the end of the second quarter 1997. If the Company receives funding from the second tranche of the April 1997 Financings, the Company believes its cash resources will be adequate to satisfy its requirements into the second quarter of 1998. If the Company receives funding from the third tranche of the April 1997 Financings, the Company believes its cash resources will be adequate to satisfy its requirements into the third quarter of 1998.

    Obtaining additional funds will be critical to the Company's ability to maintain operations during 1997. The Company will therefore continue to seek funding from various equity financing sources. Raising additional funds from public or private sources will result in significant dilution to then existing shareholders. If adequate funding is not available on a timely basis, the Company will be required to curtail its operations significantly or to cease operations. There can be no assurance that the Company will be successful in obtaining additional financing during 1997.

    The Company believes that maintaining its listing on Nasdaq is central to its ability to raise additional funds as well as to provide liquidity to investors. The conversion of the Beckman Note resulted in the Company meeting Nasdaq listing requirements at year end 1996. The Company failed temporarily to meet Nasdaq listing requirements at the end of the first quarter of 1997. However, the proceeds from the first tranche of the April 1997 Financings will allow the Company to meet Nasdaq listing requirements, on a proforma basis, for the first quarter of 1997. The Company also expects not to be in compliance with Nasdaq listing requirements at the end of the second quarter of 1997. However, if the Company receives proceeds from the second tranche of the April 1997 Financings in July 1997, the Company believes it would meet Nasdaq listing requirements, on a proforma basis, for the second quarter in 1997. In addition, the Company believes the receipt of proceeds from the second tranche of the April 1997 Financings would result in it meeting Nasdaq listing requirements through year end 1997. If the Company receives proceeds from the third tranche of the April 1997 Financings, the Company believes it will meet Nasdaq listing requirements through the first quarter of 1998. Thereafter, the Company will be required to generate sufficient revenue or raise additional capital to maintain Nasdaq listing requirements.

    The Company believes its cash requirements may increase in future periods due to higher expenses. The Company expects to incur substantial additional costs, including costs related to ongoing research and development activities, either alone or in collaboration with strategic partners, clinical trials, expansion of manufacturing, research and development and administrative facilities, development of manufacturing capabilities, obtaining regulatory approvals and establishing sales, marketing and distribution capabilities. The Company's long-term capital requirements will depend on numerous factors, including the progress of the Company's research and product development, the timing and cost of obtaining regulatory approvals, the costs associated with patents and other intellectual property rights, the levels of resources devoted to the development of manufacturing and marketing capabilities and potential collaborative partnerships. The Company intends to seek additional funding through collaborative relationships and public or private financings. Other methods of financing the acquisition of capital equipment, including lease financing, may be utilized if available on attractive terms. Raising additional funds from public or private financings may result in further dilution to then-existing shareholders. The Company also may attempt to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of its technologies, products or marketing territories in exchange for funding. If adequate funds are not available from these sources, the Company will be required to curtail its operations significantly. No assurance can be given that any additional financing will be available, or, if available, that it will be available on acceptable terms.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data of the Company required by this item are included herein and are listed under Item 14(a)(1) and (2).

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS

    The information required by this item is incorporated by reference from the information under the caption "Election of Directors," with respect to Directors, and under the caption "Management," with respect to Executive Officers, contained in the Company's Definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held on May 22, 1997 (the "Proxy Statement").

ITEM 11: EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" contained in the Proxy Statement.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the information under the caption "Certain Transactions" contained in the Proxy Statement.

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  INDEX TO FINANCIAL STATEMENTS

    The financial statements required by this item are submitted in a separate section beginning on page 31 of this report.

                                                                                                                PAGE
                                                                                                                -----
Report of Ernst & Young LLP, Independent Auditors..........................................................          30
Balance Sheets at December 31, 1995 and 1996...............................................................          31
Statements of Operations for the years ended December 31, 1994, 1995 and 1996 and for the period March 7,
  1989 (inception) through December 31, 1996...............................................................          32
Statement of Stockholders' Equity for the period from March 7, 1989 (inception) through December 31,
  1996.....................................................................................................          33
Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996 and for the period March 7,
  1989 (inception) through December 31, 1996...............................................................          34
Notes to Financial Statements..............................................................................          36

(a)(2)  INDEX TO FINANCIAL STATEMENT SCHEDULES

    Financial Statement Schedule II--Valuation and Qualifying Accounts is included on page 49 of this report.

    All other financial statement schedules are omitted because they are not applicable, or the information is included in the financial statements or notes thereto.

(a)(3)  EXHIBITS

    See Index to Exhibits beginning on page 50.

(b)  REPORTS ON FORM 8-K

    None

                            BIOCIRCUITS CORPORATION
                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 14th day of April, 1997.

                                BIOCIRCUITS CORPORATION

                                By:               /s/ JOHN KAISER
                                     -----------------------------------------
                                                    John Kaiser
                                     CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF
                                                 EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Kaiser and Donald Hawthorne, or any of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board,
                                  President and Chief
       /s/ JOHN KAISER            Executive Officer
------------------------------    (Principal Executive        April 14, 1997
         John Kaiser              Officer) and Acting
                                  Secretary

                                Vice President, Chief
     /s/ DONALD HAWTHORNE         Financial Officer
------------------------------    (Principal Financial and    April 14, 1997
       Donald Hawthorne           Accounting Officer)

        /s/ HANS RIBI
------------------------------  Director                      April 14, 1997
          Hans Ribi

       /s/ ROBERT CURRY
------------------------------  Director                      April 14, 1997
         Robert Curry

    /s/ PATRICK LATTERELL
------------------------------  Director                      April 14, 1997
      Patrick Latterell

     /s/ DAVID RUBINFIEN
------------------------------  Director                      April 14, 1997
       David Rubinfien

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Biocircuits Corporation

    We have audited the accompanying balance sheets of Biocircuits Corporation (a development stage company) as of December 31, 1995 and 1996, the related statements of operations and cash flows for each of the three years in the period ended December 31, 1996 and for the period from March 7, 1989 (inception) through December 31, 1996, and the statement of stockholders' equity for the period from March 7, 1989 (inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biocircuits Corporation (a development stage company) at December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, and for the period from March 7, 1989 (inception) through December 31, 1996 in conformity with generally accepted accounting principles.

    The accompanying financial statements have been prepared assuming that Biocircuits Corporation will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring losses from operations and has not generated significant revenues from product sales. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

                                                           /s/ Ernst & Young LLP

Palo Alto, California
January 13, 1997

                            BIOCIRCUITS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1995        1996
                                                                                            ----------  ----------
ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $    6,028  $    4,944
  Short-term investments..................................................................         605          --
  Accounts receivable (net of allowance for doubtful accounts of $43 in 1996).............          --         201
  Inventory...............................................................................          --         928
  Prepaid inventory.......................................................................         418         375
  Prepaid expenses and other current assets...............................................         544         381
  Restricted cash.........................................................................          93         102
                                                                                            ----------  ----------
Total current assets......................................................................       7,688       6,931
Property and equipment, net of accumulated depreciation and amortization of $1,671 ($1,298
  in 1995)................................................................................         975       1,375
Restricted cash...........................................................................         479         376
Other assets..............................................................................         125          44
                                                                                            ----------  ----------
                                                                                            $    9,267  $    8,726
                                                                                            ----------  ----------
                                                                                            ----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................................  $      547  $    1,108
  Accrued liabilities.....................................................................         205         208
  Accrued compensation and related expenses...............................................         198         142
  Current portion of capital lease obligations............................................         547         118
                                                                                            ----------  ----------
Total current liabilities.................................................................       1,497       1,576
Long-term portion of capital lease obligations............................................         114          72
Long-term convertible debt................................................................       3,593          --
Commitments and contingencies.............................................................
Stockholders' equity:
  Preferred stock, $0.001 par value, 40,000,000 shares authorized, issuable in series:
    Series A convertible, 30,000,000 shares designated, 12,455,137 issued and outstanding
    (12,999,000 shares issued and outstanding at December 31, 1995), aggregate liquidation
    preference of $6,850,325..............................................................       6,320       9,903
  Common stock, $0.001 par value, 70,000,000 shares authorized, 8,589,930 shares issued
    and (3,673,390 shares issued and outstanding at December 31, 1995)....................      35,172      48,784
  Deficit accumulated during the development stage........................................     (37,200)    (51,548)
  Notes receivable secured by common stock................................................         (99)        (15)
  Deferred compensation and other.........................................................        (130)        (46)
                                                                                            ----------  ----------
Total stockholders' equity................................................................       4,063       7,078
                                                                                            ----------  ----------
                                                                                            $    9,267  $    8,726
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                            See accompanying notes.

                            BIOCIRCUITS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                                PERIOD FROM MARCH
                                                                                                     7, 1989
                                                                  YEAR ENDED DECEMBER 31,          (INCEPTION)
                                                              --------------------------------   THROUGH DECEMBER
                                                                1994       1995        1996          31, 1996
                                                              ---------  ---------  ----------  ------------------
REVENUES:
  Product sales.............................................  $      --  $      --  $      421      $      421

OPERATING COSTS AND EXPENSES:
  Cost of sales.............................................         --         --       2,310           2,310
  Research and development..................................      6,086      5,669       7,081          34,357
  Sales, general and administrative.........................      2,239      2,686       5,416          16,278
                                                              ---------  ---------  ----------        --------
                                                                  8,325      8,355      14,807          52,945

Loss from operations........................................     (8,325)    (8,355)    (14,386)        (52,524)
Interest income.............................................        283        317         345           2,348
Interest and other expense..................................       (166)      (199)       (307)         (1,372)
                                                              ---------  ---------  ----------        --------
Net loss....................................................  $  (8,208) $  (8,237) $  (14,348)     $  (51,548)
                                                              ---------  ---------  ----------        --------
                                                              ---------  ---------  ----------        --------

Net loss per share..........................................  $   (3.30) $   (2.89) $    (2.71)
                                                              ---------  ---------  ----------
                                                              ---------  ---------  ----------

Shares used in computing net loss per share.................      2,489      2,849       5,299
                                                              ---------  ---------  ----------
                                                              ---------  ---------  ----------

                            See accompanying notes.

                            BIOCIRCUITS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)
       FOR THE PERIOD MARCH 7, 1989 (INCEPTION) THROUGH DECEMBER 31, 1996

                                                                                        DEFICIT
                                                                                      ACCUMULATED       NOTES
                                                            CONVERTIBLE                DURING THE    RECEIVABLE       DEFERRED
                                                             PREFERRED     COMMON     DEVELOPMENT    SECURED BY     COMPENSATION
                                                               STOCK        STOCK        STAGE      COMMON STOCK      AND OTHER
                                                            -----------  -----------  ------------  -------------  ---------------
Issuance of 1,887,500 shares of Series A convertible
  preferred stock at $2.00 per share for cash or in
  exchange for convertible promissory notes and accrued
  interest, net of issuance costs of $99..................   $   3,676    $      --    $              $      --       $      --
Issuance of 2,616,514 shares of Series B convertible
  preferred stock at $2.60 per share for cash, net of
  issuance costs of $33...................................       6,770           --            --            --              --
Issuance of 1,126,003 shares of common stock for
  conversion of Series A and B convertible preferred
  stock...................................................     (10,446)      10,446            --            --              --
Issuance of 535,817 shares of common stock at $20.00 per
  share for cash, net of issuance costs of $1,411.........          --        9,305            --            --              --
Issuance of 437,500 shares of common stock at $22.00 per
  share for cash, net of issuance costs of $984...........          --        8,641            --            --              --
Issuance of 163,650 shares of common stock at $22.40 per
  share for cash, net of issuance costs of $100...........          --        3,566            --            --              --
Issuance of 176,500 shares of common stock at $.48 to $.80
  per share for cash and notes secured by common stock....          --          101            --           (99)             --
Issuance of options to purchase 1,354 shares of common
  stock for services rendered.............................          --           11            --            --              --
Issuance of warrants to purchase 17,125 shares of common
  stock...................................................          --           74            --            --              --
Issuance of 28,883 shares of common stock upon exercise of
  stock options at $.48 to $25.60 per share for cash......          --           53            --            --              --
Issuance of 6,219 shares of common stock through the
  Employee Stock Purchase Plan at $14.44 to $18.72 per
  share for cash..........................................          --           92            --            --              --
Deferred compensation resulting from grant of options
  through May 14, 1992....................................          --          177            --            --            (177)
Amortization of deferred compensation.....................          --           --            --            --             125
Net loss..................................................          --           --       (20,755)           --              --
                                                            -----------  -----------  ------------        -----           -----
Balances, December 31, 1993...............................          --       32,466       (20,755)          (99)            (52)

Issuance of 11,178 shares of common stock primarily upon
  exercise of stock options at $.48 to $25.60 per share
  for cash................................................          --           12            --            --              --
Issuance of 7,856 shares of common stock through the
  Employee Stock Purchase Plan at $2.12 to $14.44 per
  share for cash..........................................          --           60            --            --              --
Amortization of deferred compensation and unrealized loss
  on available-for-sale investments.......................          --           --            --            --              50
Net loss..................................................          --           --        (8,208)           --              --
                                                            -----------  -----------  ------------        -----           -----
Balances, December 31, 1994...............................   $      --    $  32,538    $  (28,963)    $     (99)      $      (2)


                                                                TOTAL
                                                            STOCKHOLDERS'
                                                               EQUITY
                                                            -------------
Issuance of 1,887,500 shares of Series A convertible
  preferred stock at $2.00 per share for cash or in
  exchange for convertible promissory notes and accrued
  interest, net of issuance costs of $99..................    $   3,676
Issuance of 2,616,514 shares of Series B convertible
  preferred stock at $2.60 per share for cash, net of
  issuance costs of $33...................................        6,770
Issuance of 1,126,003 shares of common stock for
  conversion of Series A and B convertible preferred
  stock...................................................           --
Issuance of 535,817 shares of common stock at $20.00 per
  share for cash, net of issuance costs of $1,411.........        9,305
Issuance of 437,500 shares of common stock at $22.00 per
  share for cash, net of issuance costs of $984...........        8,641
Issuance of 163,650 shares of common stock at $22.40 per
  share for cash, net of issuance costs of $100...........        3,566
Issuance of 176,500 shares of common stock at $.48 to $.80
  per share for cash and notes secured by common stock....            2
Issuance of options to purchase 1,354 shares of common
  stock for services rendered.............................           11
Issuance of warrants to purchase 17,125 shares of common
  stock...................................................           74
Issuance of 28,883 shares of common stock upon exercise of
  stock options at $.48 to $25.60 per share for cash......           53
Issuance of 6,219 shares of common stock through the
  Employee Stock Purchase Plan at $14.44 to $18.72 per
  share for cash..........................................           92
Deferred compensation resulting from grant of options
  through May 14, 1992....................................           --
Amortization of deferred compensation.....................          125
Net loss..................................................      (20,755)
                                                            -------------
Balances, December 31, 1993...............................       11,560
Issuance of 11,178 shares of common stock primarily upon
  exercise of stock options at $.48 to $25.60 per share
  for cash................................................           12
Issuance of 7,856 shares of common stock through the
  Employee Stock Purchase Plan at $2.12 to $14.44 per
  share for cash..........................................           60
Amortization of deferred compensation and unrealized loss
  on available-for-sale investments.......................           50
Net loss..................................................       (8,208)
                                                            -------------
Balances, December 31, 1994...............................    $   3,474

                            BIOCIRCUITS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                 STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)
       FOR THE PERIOD MARCH 7, 1989 (INCEPTION) THROUGH DECEMBER 31, 1996

                                                                                        DEFICIT
                                                                                      ACCUMULATED       NOTES
                                                            CONVERTIBLE                DURING THE    RECEIVABLE       DEFERRED
                                                             PREFERRED     COMMON     DEVELOPMENT    SECURED BY     COMPENSATION
                                                               STOCK        STOCK        STAGE      COMMON STOCK      AND OTHER
                                                            -----------  -----------  ------------  -------------  ---------------
Balance forward...........................................   $      --    $  32,538    $  (28,963)    $     (99)      $      (2)
Issuance of 7,647 shares of common stock uon exercise of
  stock options at $.48 to $3.50 per share for cash.......          --           11            --            --              --
Issuance of 10,625 shares of common stock through the
  Employee Stock Purchase Plan at $2.56 per share for
  cash....................................................          --           27            --            --              --
Issuance of warrants to purchase 12,242 shares of common
  stock...................................................          --           18            --            --              --
Issuance of 6,729 shares of common stock for services
  rendered................................................          --           24            --            --              --
Issuance of 17,399,000 shares of Series A convertible
  preferred stock and 10,500,836 warrants to purchase
  Series A convertible preferred stock at $.50 per unit,
  net of issuance costs of $179...........................       8,520           --            --            --              --
Issuance of 213,840 shares of Series A convertible
  preferred stock upon exercise of warrants at $.60 per
  share...................................................         128           --            --            --              --
Issuance of 1,153,429 shares of common stock upon the
  conversion of 4,613,840 shares of Series A convertible
  preferred stock.........................................      (2,328)       2,328            --            --              --
Deferred compensation resulting from vesting of
  conditional stock options and grant of below market
  stock options...........................................          --          226            --            --            (226)
Amortization of deferred compensation and unrealized gains
  on available-for-sale investments.......................          --           --            --            --              98
Net loss..................................................          --           --        (8,237)           --              --
                                                            -----------  -----------  ------------        -----           -----
Balances, December 31, 1995...............................       6,320       35,172       (37,200)          (99)           (130)
Issuance of 6,721 shares of common stock upon exercise of
  stock options at $3.00 to $3.50 per share for cash......          --           22            --            --              --
Issuance of 18,665 shares of common stock through the
  Employee Stock Purchase Plan at $2.55 to $4.89 per share
  for cash................................................          --           48            --            --              --
Issuance of warrants to purchase 257,628 shares of common
  stock...................................................          --          288            --            --              --
Issuance of 1,930,462 shares of common stock and warrants
  to purchase 965,231 shares of common stock at $6.00 per
  unit for cash, net of issuance costs of $612............          --        5,180            --            --              --
Issuance of 1,111,727 shares of common stock and a warrant
  to purchase 222,345 shares of common stock upon
  conversion of convertible debt at $3.45 per share, net
  of issuance costs of $40................................          --        3,792            --            --              --
Issuance of 6,852,064 shares of Series A convertible
  preferred stock upon exercise of warrants at $.60 to
  $1.46 per share.........................................       7,856           --            --            --              --
Issuance of 1,848,965 shares of common stock upon the
  conversion of 7,395,927 shares of Series A convertible
  preferred stock.........................................      (4,273)       4,273            --            --              --
Deferred compensation resulting from the grant of below
  market stock options....................................          --            9            --            --              (9)
Payment of note secured by common stock...................          --           --            --            84              --
Amortization of deferred compensation and unrealized gains
  on available-for-sale investments.......................          --           --            --            --              93
Net loss..................................................          --           --       (14,348)           --              --
                                                            -----------  -----------  ------------        -----           -----
Balances, December 31, 1996...............................   $   9,903    $  48,784    $  (51,548)    $     (15)      $     (46)
                                                            -----------  -----------  ------------        -----           -----
                                                            -----------  -----------  ------------        -----           -----


                                                                TOTAL
                                                            STOCKHOLDERS'
                                                               EQUITY
                                                            -------------
Balance forward...........................................    $   3,474
Issuance of 7,647 shares of common stock uon exercise of
  stock options at $.48 to $3.50 per share for cash.......           11
Issuance of 10,625 shares of common stock through the
  Employee Stock Purchase Plan at $2.56 per share for
  cash....................................................           27
Issuance of warrants to purchase 12,242 shares of common
  stock...................................................           18
Issuance of 6,729 shares of common stock for services
  rendered................................................           24
Issuance of 17,399,000 shares of Series A convertible
  preferred stock and 10,500,836 warrants to purchase
  Series A convertible preferred stock at $.50 per unit,
  net of issuance costs of $179...........................        8,520
Issuance of 213,840 shares of Series A convertible
  preferred stock upon exercise of warrants at $.60 per
  share...................................................          128
Issuance of 1,153,429 shares of common stock upon the
  conversion of 4,613,840 shares of Series A convertible
  preferred stock.........................................           --
Deferred compensation resulting from vesting of
  conditional stock options and grant of below market
  stock options...........................................           --
Amortization of deferred compensation and unrealized gains
  on available-for-sale investments.......................           98
Net loss..................................................       (8,237)
                                                            -------------
Balances, December 31, 1995...............................        4,063
Issuance of 6,721 shares of common stock upon exercise of
  stock options at $3.00 to $3.50 per share for cash......           22
Issuance of 18,665 shares of common stock through the
  Employee Stock Purchase Plan at $2.55 to $4.89 per share
  for cash................................................           48
Issuance of warrants to purchase 257,628 shares of common
  stock...................................................          288
Issuance of 1,930,462 shares of common stock and warrants
  to purchase 965,231 shares of common stock at $6.00 per
  unit for cash, net of issuance costs of $612............        5,180
Issuance of 1,111,727 shares of common stock and a warrant
  to purchase 222,345 shares of common stock upon
  conversion of convertible debt at $3.45 per share, net
  of issuance costs of $40................................        3,792
Issuance of 6,852,064 shares of Series A convertible
  preferred stock upon exercise of warrants at $.60 to
  $1.46 per share.........................................        7,856
Issuance of 1,848,965 shares of common stock upon the
  conversion of 7,395,927 shares of Series A convertible
  preferred stock.........................................           --
Deferred compensation resulting from the grant of below
  market stock options....................................           --
Payment of note secured by common stock...................           84
Amortization of deferred compensation and unrealized gains
  on available-for-sale investments.......................           93
Net loss..................................................      (14,348)
                                                            -------------
Balances, December 31, 1996...............................    $   7,078
                                                            -------------
                                                            -------------

                            See accompanying notes.

                            BIOCIRCUITS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                       PERIOD FROM
                                                                                                      MARCH 7, 1989
                                                                       YEAR ENDED DECEMBER 31,         (INCEPTION)
                                                                   -------------------------------       THROUGH
                                                                     1994       1995       1996     DECEMBER 31, 1996
                                                                   ---------  ---------  ---------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.......................................................  $  (8,208) $  (8,237) $ (14,348)     $  (51,548)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization................................      1,109        454        475           3,531
    Other........................................................         --         42        288             366
    Changes in:
      Accounts receivable........................................         --         --       (201)            201
      Other current assets.......................................        154       (366)       163            (451)
      Prepaid inventory..........................................         --       (418)        43            (375)
      Inventory..................................................         --         --       (928)           (928)
      Other assets...............................................         --        298         81              12
      Other current liabilities..................................        156       (167)       508           1,456
                                                                   ---------  ---------  ---------        --------
        Net cash used in operating activities....................     (6,789)    (8,394)   (13,919)        (48,138)
                                                                   ---------  ---------  ---------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment.............................       (128)       (46)      (676)         (1,928)
  Short-term investments purchased...............................         --     (3,595)        --         (30,337)
  Short-term investments sold/redeemed...........................      3,060      4,000        596          30,337
  Restricted cash................................................       (467)       594         94            (511)
                                                                   ---------  ---------  ---------        --------
    Net cash provided by (used in) investing activities..........      2,465        953         14          (2,439)
                                                                   ---------  ---------  ---------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of preferred stock, net of issuance costs.............         --      8,648      7,856          26,933
  Issuance of common stock, net of issuance costs................         72         38      5,532          27,301
  Issuance of long-term debt, net of accrued interest............         --      3,594         --           4,949
  Payments on long-term obligations..............................       (489)      (412)      (567)         (3,662)
                                                                   ---------  ---------  ---------        --------
    Net cash provided by (used in) financing activities..........       (417)    11,868     12,821          55,521
                                                                   ---------  ---------  ---------        --------
Net increase (decrease) in cash and cash equivalents.............     (4,741)     4,427     (1,084)          4,944
Cash and cash equivalents, beginning of period...................      6,342      1,601      6,028              --
                                                                   ---------  ---------  ---------        --------
Cash and cash equivalents, end of period.........................  $   1,601  $   6,028  $   4,944      $    4,944
                                                                   ---------  ---------  ---------        --------
                                                                   ---------  ---------  ---------        --------

SUPPLEMENTAL DISCLOSURES:
  Property and equipment acquired through capital lease..........  $      --  $     110  $      96      $    2,494
                                                                   ---------  ---------  ---------        --------
                                                                   ---------  ---------  ---------        --------
  Conversion of preferred shares for common stock................  $      --  $   2,328  $   4,273      $   17,047
                                                                   ---------  ---------  ---------        --------
                                                                   ---------  ---------  ---------        --------
  Conversion of convertible debt for common stock................  $      --  $      --  $   3,792      $    3,792
                                                                   ---------  ---------  ---------        --------
                                                                   ---------  ---------  ---------        --------
  Issuance of note receivable for common stock...................  $      --  $      --  $      --      $       99
                                                                   ---------  ---------  ---------        --------
                                                                   ---------  ---------  ---------        --------
  Issuance of common stock warrants..............................  $      --  $      18  $     288      $      380
                                                                   ---------  ---------  ---------        --------
                                                                   ---------  ---------  ---------        --------
  Issuance of common stock for services rendered.................  $      --  $      27  $      --      $       35
                                                                   ---------  ---------  ---------        --------
                                                                   ---------  ---------  ---------        --------
  Cash paid for interest.........................................  $     217  $      87  $      63      $      898
                                                                   ---------  ---------  ---------        --------
                                                                   ---------  ---------  ---------        --------

                             See accompanying notes

                            BIOCIRCUITS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND FINANCING

    Biocircuits Corporation (a development stage company) (the "Company") was incorporated in Delaware on March 7, 1989. The Company is engaged in developing and commercializing new immunodiagnostic testing systems.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's first sale and shipment of its IOS system with cartridges capable of performing T4 and T Uptake tests occurred in March 1996. The Company has incurred a loss in each period since its inception. The Company's accumulated deficit was $51,548,000 at December 31, 1996. Biocircuits expects to incur additional losses over the next several years.

    Obtaining additional funds will be critical to the Company's ability to maintain operations during 1997. The Company will continue to seek funding from various equity financing sources. Raising additional funds from public or private sources will result in significant dilution to then existing shareholders. If adequate funding is not available on a timely basis, the Company will be required to curtail its operations significantly or to cease operations. See "Subsequent Events (Unaudited)" below.

SUBSEQUENT EVENTS (UNAUDITED)

    Biocircuits' bank informed the Company in late March 1997 that the Company was no longer in compliance with the bank's terms for the Kollsman standby letter of credit. As a result, the bank collateralized the full amount of the standby letter of credit, resulting in a $949,000 reduction in available cash and an increase in restricted cash for the Company. Subsequently, also in late March 1997, the Company and Kollsman reached an agreement to reduce the current amount of the standby letter of credit to $700,000, resulting in an increase of available cash of $249,000. The Company believes the standby letter of credit will remain fully cash collateralized for the near term and, possibly, until year end 1997. The collateralization of the standby letter of credit meant that the Company's remaining available cash would satisfy its requirements until only mid-April 1997.

    On April 3, 1997, in order to reduce its losses and conserve cash, the Company reduced its work force from 92 to 54 employees.

    On April 15, 1997, the Company closed a private placement which consisted of the sale of its Common Stock in three tranches and warrants to purchase Common Stock. (defined hereinafter as the "April 1997 Financings"). The first tranche resulted in gross proceeds of approximately $1.7 million to the Company. With these funds, the Company believes its cash resources will be adequate to satisfy its requirements until the end of the second quarter of 1997. The second tranche could result in gross proceeds to the Company of approximately $5.7 million in July 1997, and is conditional upon the achievement by the Company of certain milestones for the second quarter of 1997. If the Company receives funding from the second tranche, the Company believes its cash resources will be adequate to satisfy its requirements into the second quarter of 1998. The third tranche could result in gross proceeds to the Company of approximately $0.7 million in January 1998 and is conditional upon the achievement by the Company of certain milestones by year end 1997. If the Company receives funding from the third tranche, the Company believes its cash resources will be adequate to satisfy its requirements into the third quarter of 1998. There

                            BIOCIRCUITS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) can be no assurance that the Company will achieve the milestones necessary to receive either the second tranche or third tranche.

USE OF ESTIMATES

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    Cash and cash equivalents include demand deposits held in US banks, interest bearing money market funds, commercial paper, state agency notes and commercial bonds with original maturities of less than three months. Short-term investments consist of corporate bonds with original maturities of less than one year. The Company has not experienced any losses on its investments.

ACCOUNTS RECEIVABLE

    The Company performs ongoing credit evaluations of its customers, all of whom are in the U.S. and generally does not require collateral. The Company maintains reserves for potential credit losses and has experienced minimal losses to date.

PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is provided over the estimated useful lives of the respective assets, estimated to be five years, on a straight-line method. Amortization of leasehold improvements is provided over the estimated useful lives of leased assets or the term of the lease, whichever is shorter.

RESEARCH AND DEVELOPMENT

    Research and development costs include personnel costs, materials consumed in research and development activities, manufacturing start-up, depreciation on equipment, outside services and the cost of the facilities used for research and development activities.

INVENTORIES

    Inventories are stated at the lower of cost (first in, first out basis) or market (estimated net realizable value).

REVENUE RECOGNITION

    Except in certain cases where distributors have a right of return, net revenues are recorded upon shipment. The Company records revenue, net of discounts and amounts it estimates may be returned by distributors which have a right of return. During 1996, sales to two distributors accounted for 55% of revenue. The percentages of the two distributors are 34% and 21%.

                            BIOCIRCUITS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ADVERTISING COSTS

    The Company expenses advertising costs as incurred. Advertising costs totaled $-, $50,000 and $214,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

STOCK BASED COMPENSATION

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Under APB 25, for employee stock options with an exercise price equal to the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company recognizes compensation expense for those stock options granted with an exercise price less than fair value.

PER SHARE INFORMATION

    Net loss per share is computed on the basis of the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation as their effect is antidilutive.

    Following is supplemental pro forma earnings per share, calculated giving effect to the conversion of the outstanding convertible preferred stock on an if converted basis. Such shares are excluded from earnings per share as reported, as they are antidilutive (in thousands, except per share data):

                                                                   YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 1994       1995        1996
                                                               ---------  ---------  ----------
Net loss as reported.........................................  $  (8,208) $  (8,237) $  (14,348)
                                                               ---------  ---------  ----------
                                                               ---------  ---------  ----------
Shares used in computing net loss per share as reported......      2,489      2,849       5,299
Adjustment to include outstanding convertible preferred
  stock......................................................         --      1,982       3,321
                                                               ---------  ---------  ----------
Shares used in computing pro forma net loss per share........      2,489      4,831       8,620
                                                               ---------  ---------  ----------
                                                               ---------  ---------  ----------
Pro forma net loss per share.................................  $   (3.30) $   (1.71) $    (1.66)
                                                               ---------  ---------  ----------
                                                               ---------  ---------  ----------

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair value amounts of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. The carrying amounts approximate fair values of the Company's financial instruments at December 31, 1996. The following methods and assumptions were used in estimating its fair value disclosures for financial instruments:

                            BIOCIRCUITS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1996

2. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    CASH AND CASH EQUIVALENTS: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

    INVESTMENT SECURITIES: The fair values for marketable debt securities are based on quoted market prices.

    ACCOUNTS RECEIVABLE AND PAYABLE: The carrying amount reported in the balance sheet for accounts payable approximates its fair value.

3. ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES

    The Company determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. All such securities have been classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. There have been no realized gains and losses or declines in value judged to be other than temporary on available-for-sale securities.

    As of December 31, 1996, the Company has no available-for-sale-securities. The following is a summary of available-for-sale securities as of December 31, 1995 (in thousands):

                                                                  GROSS          GROSS
                                                  ADJUSTED     UNREALIZED     UNREALIZED     ESTIMATED
                                                    COST          GAINS         LOSSES      FAIR VALUE
                                                 -----------  -------------  -------------  -----------
Corporate debt securities......................   $   5,060     $       8      $      --     $   5,068
State and subdivision securities...............       1,100            --             --         1,100
                                                 -----------          ---            ---    -----------
                                                  $   6,160     $       8      $      --     $   6,168
                                                 -----------          ---            ---    -----------
                                                 -----------          ---            ---    -----------

    Net unrealized losses and gains on available-for-sale securities are included in stockholders' equity, recorded as "Other," and totaled a gain of $8,000 at December 31, 1995. All debt securities had original maturities of less than one year. At December 31, 1995, there were $5,563,000 available-for-sale securities with original maturities of less than three months which were classified as cash equivalents and $605,000 classified as short-term investments. During the years ended December 31, 1995 and 1996 there were no sales of available-for-sale securities prior to maturity date and no realized gains or losses. The net adjustment to unrealized holding gains and losses on available-for-sale securities included as a separate component of stockholders' equity was a loss of $8,000 in 1996 ($10,000 gain in 1995).

                            BIOCIRCUITS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1996

4. PROPERTY AND EQUIPMENT

    Property and equipment, at cost, including property and equipment under capital leases ($1,824,000 in 1995, $781,000 in 1996), consists of the following (in thousands):

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1995       1996
                                                                           ---------  ---------
Furniture and equipment..................................................  $   1,679  $   2,451
Leasehold improvements...................................................        594        595
                                                                           ---------  ---------
                                                                               2,273      3,046
Less accumulated depreciation and amortization...........................     (1,298)    (1,671)
                                                                           ---------  ---------
                                                                           $     975  $   1,375
                                                                           ---------  ---------
                                                                           ---------  ---------

    Depreciation expense was $214,000, $360,000 and $373,000 in 1994, 1995 and
1996, respectively.

5. INVENTORIES

    Inventories consist of the following (in thousands):

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1995       1996
                                                                           ---------  ---------
Raw materials............................................................  $      --  $     528
Work in Process..........................................................         --         18
Finished Goods...........................................................         --        382
                                                                           ---------  ---------
                                                                           $      --  $     928
                                                                           ---------  ---------
                                                                           ---------  ---------

6. LEASE COMMITMENTS

    The Company leases its facilities under a noncancelable operating lease which expires on April 30, 2000. Under the terms of this lease, the Company was required to establish a $732,000 letter of credit, which decreased according to its terms to $478,000 in 1996, as security for certain tenant improvements in the facility. The related cash is presented as restricted cash in the accompanying balance sheet. Rent expense for 1994, 1995 and 1996 was approximately $497,000, $504,000 and $525,000, respectively. The Company leases certain property and equipment under capital leases. Cash security deposits are required under certain capital lease financings which are recorded in "Prepaid expenses and other current assets" and "Other assets." During 1995, in connection with capital leases, the Company issued warrants, which expire in March and June 1997, allowing lessors to purchase up to 8,938 fully paid and nonassessable shares of the Company's common stock at $4.00 per share. The Company estimated the value of these warrants at $12,000.

                            BIOCIRCUITS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1996

6. LEASE COMMITMENTS (CONTINUED)

    At December 31, 1996, future minimum payments under the noncancelable operating and capital leases are as follows (in thousands):

                                                                            OPERATING     CAPITAL
                                                                             LEASES       LEASES
                                                                           -----------  -----------
Years ending December 31:
  1997...................................................................   $     524    $     131
  1998...................................................................         546           54
  1999...................................................................         553           23
  2000...................................................................         138           --
  2001...................................................................          --           --
  Thereafter.............................................................          --           --
                                                                           -----------       -----
Total minimum lease payments.............................................   $   1,761          208
                                                                           -----------
                                                                           -----------
Amount representing interest.............................................                      (18)
                                                                                             -----
Present value of future minimum lease payments...........................                      190
Current portion..........................................................                     (118)
                                                                                             -----
Long-term capital lease obligations......................................                $      72
                                                                                             -----
                                                                                             -----

7. LONG-TERM DEBT

    In April 1991, the Company and Technology Funding Secured Investors II ("TFI") entered into an agreement whereby TFI loaned $800,000 to the Company. All principal and interest payments have been made. In addition, the Company granted TFI warrants, which expired in January 1996, to purchase 10,000 shares of common stock at $8.00 per share. The estimated value of the warrants, $42,000, was recorded as a discount to the note payable.

    On August 16, 1995, the Company entered into a collaborative relationship with Beckman Instruments, Inc. ("Beckman") and received $3,500,000 in the form of convertible debt in exchange for granting Beckman certain options for licensing and marketing rights to testing applications using Biocircuits' proprietary lipid/polymer technology. On December 13, 1996, Beckman exercised its option to convert its debt and accrued interest at 7.125% per annum of $332,000 into common stock at $3.45 per share. Under the terms of the convertible debt arrangement, in connection with the Beckman conversion, the Company issued a warrant, expiring August 2000, to purchase 222,345 shares of Common Stock at $3.45 per share. At December 31, 1995, $93,000 of accrued interest was included as a component of long-term convertible debt.

8. STOCKHOLDERS' EQUITY

AUTHORIZED SHARES AND REVERSE STOCK SPLIT

    In April 1995, the Board of Directors authorized an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock from 20,000,000 shares to 70,000,000 shares and increase the authorized number of shares of Preferred Stock

                            BIOCIRCUITS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1996

8. STOCKHOLDERS' EQUITY (CONTINUED)
from 10,000,000 shares to 40,000,000 shares. The Board of Directors also approved an amendment to the Company's Restated Certificate of Incorporation to effect a one-for-four reverse stock split of the Common Stock. These amendments were subsequently approved at the Annual Meeting of Stockholders held on June 15, 1995 and the one for four reverse split of the Common Stock became effective on December 31, 1995. All share and per share amounts have been retroactively restated.

PRIVATE PLACEMENTS

    The Company closed a private placement on June 19, 1995 which consisted of the sale of 17,399,000 units at $0.50 per unit. Proceeds to the Company were approximately $8,520,000, net of issuance costs. A unit consisted of one share of Series A Preferred Stock and one warrant to purchase approximately .60 shares of Series A Preferred Stock at $0.60 per share (the "1995 Warrants"). The 1995 Warrants, expiring December 18, 1996, contained a provision which allowed the Company, at its discretion, to reduce the number of shares of preferred stock issuable upon exercise of the 1995 Warrants, in the event the Company receives, prior to December 1, 1995, additional funds from corporate partnering transactions. In November 1995, the Company exercised the provision to reduce the number of shares of preferred stock issuable upon exercise of the 1995 Warrants by 5,333,334 shares of Series A Convertible Preferred Stock (proceeds of $3,200,000) due to the corporate partnering proceeds received from Beckman Instruments, Inc. On November 14, 1996, the Board of Directors extended the expiration date for the remaining 1995 Warrants two additional months to February 14, 1997. At December 31, 1996, the Company had 1995 Warrants, expiring February 14, 1997, to purchase 3,513,213 shares (4,953,663 at December 31, 1995)
of Series A Preferred Stock outstanding at $.60 per share.

    On January 29, 1996, as a result of the Beckman transaction, the Company amended outstanding 1995 Warrants to purchase 2,666,514 shares of Series A Preferred Stock (the "Amended 1995 Warrants") and closed a private placement pursuant to which the company issued new warrants (the "1996 Warrants") to purchase 2,852,998 shares of Series A Preferred Stock. One half of the amended 1995 Warrants and one half of the 1996 Warrants were exercisable at a purchase price of 70% of the current market price upon exercise and expired on May 31, 1996. Prior to their expiration on May 31, 1996, warrants to purchase 2,651,847 shares of Series A Preferred stock were exercised at an average price of $1.18 per share. The remaining one half of the amended 1995 Warrants and 1996 Warrants were subject to automatic exercise at a purchase price of $1.46 per share upon the Company's shipment of the first ten IOS-TM- instruments and accompanying cartridges. These latter warrants were called by the Company and the funds were received by the Company in March 1996.

    On October 21, 1996, the Company closed a private placement which consisted of the sale of 965,231 units at $6.00 per unit (the "October 1996 Financing"). Proceeds to the Company were approximately $5,200,000, net of issuance costs. A unit consisted of two shares of Common Stock and one warrant (the "Financing Warrants"), expiring October 20, 1997, to purchase one share of Common Stock at $3.43 per share. The Financing Warrants contain an automatic exercise provision which occurs, upon notice from the Company, at any time beginning six months prior to the expiration date when the average market value for the Company's Common Stock equals or exceeds $5.25 per share for 10 consecutive trading days. At December 31, 1996, the Company had October 1996 Warrants, to purchase 965,231 of common stock outstanding.

                            BIOCIRCUITS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1996

8. STOCKHOLDERS' EQUITY (CONTINUED)
COMMON STOCK

    In May 1992, the Company issued 535,817 shares of common stock in its initial public offering followed by public offerings of 163,650 and 437,500 shares of registered common stock in December 1992 and February 1993, respectively.

    In 1989, 125,000 shares of common stock were issued to the founder of the Company for $1,000 and a $59,000 note secured by the common stock. The note and accrued interest at 8.2% per annum was paid on July 23, 1996. In April 1990, options to purchase 50,000 shares of common stock were granted to an officer and subsequently exercised for $400 in cash and a $39,600 note secured by the common stock. The note, including accrued interest at 7.98% per annum, was due in April 1996. Such note was extended one additional year and partially paid. Common shares issued to the founder and officer were subject to certain repurchase rights by the Company in the event of termination of employment, death or disability.

    In January 1993, the Company issued warrants, which expired in May 1995, to purchase 500 shares of common stock at a price of $20.00 per share to a supplier of manufacturing equipment. In 1995, the Company issued warrants, expiring in July 1997, to purchase 625 and 2,680 shares of the Company's common stock at $3.00 and $4.00, respectively. In March 1996 and June 1996 the company issued additional warrants, expiring in April 2006 and September 2006, to purchase 2,500 and 5,128 shares, respectively, of common stock at a purchase price of 70% of the current market price upon exercise. At December 31, 1996, 1,507,447 shares, of the Company's common stock were reserved for issuance upon exercise of all warrants to purchase common stock.

PREFERRED STOCK

    Thirty million shares of the Company's preferred stock are designated as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock votes with the Company's common stock on an as-converted basis and has a liquidation preference of $0.55 per share plus any declared and unpaid dividends.

    At any time, at the option of the stockholder, each outstanding share of Series A Convertible Preferred Stock currently converts into .25 shares of common stock. Conversion is automatic upon the earlier of (i) the closing of an underwritten public offering of common stock at a per share price of not less than $8.00 and gross proceeds of not less than $10,000,000, (ii) the vote or written consent of holders of at least 66 2/3% of the then outstanding shares of Series A Convertible Preferred Stock, or (iii) the date after June 19, 1997 at which the market value of the Company's common stock, as reported by The Nasdaq National Market System, has been at least $8.00 per share for 20 consecutive trading days. The conversion rate of the preferred stock is subject to adjustment in the event of stock splits, stock dividends, recapitalizations and the like.

    Series A Convertible Preferred stockholders are entitled to receive non-cumulative annual dividends at a per share rate equal to the dividends declared, if any, by the Company's Board of Directors for stockholders of the Company's common stock.

    At December 31, 1996 the Company had reserved 3,992,087 shares of Common Stock for issuance upon conversion of the Series A Preferred Stock.

                            BIOCIRCUITS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1996

9. INCOME TAXES

    As of December 31, 1996, the Company had net operating loss carryforwards of approximately $36.5 million and research and development credit carryforwards of approximately $1,138,000 for federal income tax purposes, both expiring in the years 2004 through 2011. Upon the closing of its private placement on June 19, 1995, the Company experienced a "change in ownership" as defined by Section 382 of the Internal Revenue Code. As a result, the utilization of the Company's pre-change net operating loss and certain credit carryforwards will be subject to an annual limitation based upon the Company's pre-change value and may expire prior to utilization.

    Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1995       1996
                                                                           ---------  ---------
Net operating loss carryforwards.........................................  $   8,178  $  13,463
Research credits.........................................................      1,360      1,666
Research expenses capitalized for tax purposes...........................      5,237      5,528
Other....................................................................        470        411
                                                                           ---------  ---------
Total deferred tax assets................................................     15,245     21,068
Valuation allowance for deferred tax assets..............................    (15,245)   (21,068)
                                                                           ---------  ---------
Total deferred tax assets................................................  $      --  $      --
                                                                           ---------  ---------
                                                                           ---------  ---------

    During 1996, the valuation allowance increased by $5,823,000 ($2,737,000 in 1995).

10. STOCK PLANS

DUAL STOCK OPTION PLAN

    On May 1, 1989, the Company adopted a Dual Stock Option Plan (the "Plan"). Under the Plan, 1,375,000 shares of common stock were reserved for issuance to employees, including officers, directors and consultants at December 31, 1995. The Plan is comprised of an employee plan and a non-employee plan. Options granted under the Plan expire ten years from date of grant and become exercisable at such times and under such conditions as determined by the Company's Board of Directors. The options for most participants become exercisable over five years at the rate of 20% after one year and an additional 5% every three months thereafter. The aggregate fair market value of the stock with respect to which incentive stock options are first exercisable by an individual in any calendar year may not exceed $100,000. In June 1994, the Board of Directors offered all option holders the right to amend the terms of their outstanding options to lower the exercise price to the fair market value on the date of the Board's decision with the condition that the amended options could not be exercised for a period of twelve months after the amendment date. Such amended options are reported as cancellations and re-grants in 1994. On March 26, 1996, the Board of Directors approved an amendment to increase the shares reserved under the Plan to 1,675,000 shares of common stock, a 300,000 share increase. Such amendment was approved by Shareholders at the Shareholders' meeting held in May 1996.

                            BIOCIRCUITS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1996

10. STOCK PLANS (CONTINUED)
    The Company has recorded deferred compensation expense for the difference between the grant price and the deemed fair value of the Company's common stock for options at time of grant and for the vesting of conditional stock options. Such amount is amortized over the vesting period (a total deferred compensation of $412,000, of which $366,000 is amortized at December 31, 1996).

    The following summarizes activity in the Dual Stock Option Plan:

                                                                                    WEIGHTED
                                                                                     AVERAGE
                                                   NUMBER OF        OPTION          EXERCISE
                                                    OPTIONS          PRICE            PRICE
                                                  -----------  -----------------  -------------
Balances at December 31, 1993...................     161,032   $    .48 - $28.00    $   12.95

Granted.........................................     127,824       2.96 -  18.00         3.26
Exercised.......................................     (10,803)       .48 -  25.60          .95
Canceled........................................    (104,586)       .48 -  28.00        19.21
                                                  -----------  -----------------       ------
Balances at December 31, 1994...................     173,467   $    .48 - $ 4.00    $    2.68
Granted.........................................     780,282       2.50 -   7.50         4.80
Exercised.......................................      (7,647)       .48 -   3.50         1.56
Canceled........................................     (17,763)       .80 -   4.50         3.34
                                                  -----------  -----------------       ------
Balances at December 31, 1995...................     928,339   $    .48 - $ 7.50    $    4.46

Granted.........................................     180,900       2.88 -   7.38         6.12
Exercised.......................................      (6,721)      3.00 -   3.50         3.06
Canceled........................................    (160,672)      3.00 -   7.38         5.08
                                                  -----------  -----------------       ------
Balances at December 31, 1996...................     941,846   $    .48 - $ 7.50    $    4.68
                                                  -----------  -----------------       ------
                                                  -----------  -----------------       ------

    At December 31, 1996, options for a total of 294,614 shares were exercisable at a weighted average exercise price of $3.95 per share. At December 31, 1995, options for a total of 80,005 shares were exercisable at a weighted average exercise price of $2.32.

                   OPTIONS OUTSTANDING                              EXERCISABLE OPTIONS
                --------------------------   WEIGHTED AVERAGE    --------------------------
                              WEIGHTED           REMAINING                     WEIGHTED
EXERCISE PRICE                 AVERAGE       CONTRACTUAL LIFE                   AVERAGE
    RANGE        NUMBER    EXERCISE PRICE       (IN YEARS)        NUMBER    EXERCISE PRICE
--------------  ---------  ---------------  -------------------  ---------  ---------------
 $0.48 - $0.48        688     $    0.48                2.8             688     $    0.48
  0.80 -  1.04     27,679          0.85                4.1          27,679          0.85
  2.50 -  3.50    117,548          3.11                8.0          70,308          3.07
  4.00 -  6.00    629,231          4.56                8.6         177,732          4.50
  6.13 -  8.25    166,700          6.91                9.0          18,207          6.93
                ---------         -----                ---       ---------         -----
                  941,846     $    4.68                8.4         294,614     $    3.95
                ---------         -----                ---       ---------         -----
                ---------         -----                ---       ---------         -----

                            BIOCIRCUITS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1996

10. STOCK PLANS (CONTINUED)

NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN

    In March 1992, the Company adopted the 1992 Restated Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for the automatic grant of options to purchase shares of common stock to non-employee directors of the Company.

    Upon its adoption, the Directors' Plan provided for an automatic issuance of options to purchase an aggregate of 3,750 shares of common stock to three non-employee directors at an exercise price of $4.00. The Directors' plan further provides that each future non-employee director of the Company would automatically be granted an option to purchase 3,750 shares of common stock at an exercise price equal to 85% of the fair market value of the stock on the date of grant. Options granted under the plan expire ten years from date of grant and vest over a period of three years from the date of the grant. As a result of a series of amendments, the number of shares authorized for issuance under the plan was 63,750 shares as of December 31, 1995. Such amendments were approved by the Board and stockholders of the Company. In October 1995, the Board of Directors adopted an amendment to the Directors' Plan to change the periodic grants of additional options under the Directors' Plan to authorize annual grants of options to purchase 5,000 shares of common stock on November 1 of each year to non-employee directors of the Company. On March 26, 1996, the Board of Directors adopted an amendment to increase the shares authorized for issuance under the plan to 113,750 shares, a 50,000 share increase. Such amendments were approved by shareholders at the Shareholders' meeting in May 1996.

    Options to purchase 20,000 shares were granted to non-employee directors at $2.44 per share on November 1, 1996 and options to purchase 20,000 shares were granted at an exercise price of $6.38 on November 1, 1995. At December 31, 1996, options to purchase 58,750 shares were outstanding at prices ranging from $2.44 to $6.38 with a weighted-average purchase price of $4.01 and a weighted-average remaining contractual life of 8.7 years. At December 31, 1995, options to purchase 38,750 shares were outstanding at prices ranging from $2.98 to $6.38 with a weighted-average purchase price of $4.83.

    At December 31, 1996, options for a total of 20,414 shares were exercisable at a weighted average exercise price of $4.27 per share. At December 31, 1995, options for a total of 8,750 shares were exercisable at a weighted average exercise price of $3.41.

    Unless terminated earlier by the Board of Directors, the Directors' Plan will terminate in February 2002.

EMPLOYEE STOCK PURCHASE PLAN

    In March 1992, the Company's Board of Directors adopted the 1992 Employee Stock Purchase Plan (the "Purchase Plan") which provided for the issuance of up to 31,250 shares of common stock to employees of the Company. The Purchase Plan was subsequently amended to increase the number of authorized shares to 75,000 shares in 1995. Under the Purchase Plan, all eligible employees are entitled to purchase shares of common stock from Board authorized share offerings through payroll deductions of up to 15% of an employees' earnings, as defined by the Purchase Plan. The price per share at which shares are sold in an offering is the lesser of 85% of the fair market value of the stock on the date of the purchase or on the date of the offering. Unless terminated earlier by the Board of Directors, the Purchase Plan will terminate in February 2002.

                            BIOCIRCUITS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1996

10. STOCK PLANS (CONTINUED)
    As of December 31, 1996, the Board had authorized four offerings for the issuance of 52,500 shares of common stock, of which 43,365 shares of common stock have been issued, with 22,500 shares available for future offerings under the Purchase Plan.

STOCK-BASED COMPENSATION

    As permitted under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FASB 123), the company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) in accounting for stock-based awards to employees. Under APB 25, the company generally recognizes no compensation expense with respect to such awards.

    Pro forma information regarding net loss and net loss per share is required by FASB 123 for awards granted after December 31, 1994 as if the Company had accounted for its stock-based awards to employees under the fair value method of FASB 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded option which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                           OPTIONS                 ESPP
                                                     --------------------  --------------------
                                                       1995       1996       1995       1996
                                                     ---------  ---------  ---------  ---------
Expected life (years)..............................        6.0        6.0        0.5        0.5
Expected volatility................................      0.744      0.744      0.744      0.744
Risk-free interest rate............................      5.86%      6.02%      5.86%      6.02%

    For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period (for options) and the six-month purchase period (for stock purchases under the ESPP). The Company's pro forma information follows (in thousands except for earnings (loss) per share information):

                                                                   1995        1996
                                                                 ---------  ----------
Net loss                                         As reported     $  (8,237) $  (14,348)
                                                 Pro forma       $  (8,481) $  (14,920)

Primary loss per share                           As reported     $   (2.89) $    (2.71)
                                                 Pro forma       $   (2.98) $    (2.82)

    Because FASB 123 is applicable only to awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until approximately 1999.

                            BIOCIRCUITS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1996

10. STOCK PLANS (CONTINUED)
    The weighted-average fair value of options granted at market value during 1995 and 1996 was $3.35 and $4.29 per share, respectively, and options granted below market value was $5.28 and $2.08, respectively. The weighted-average fair value of employee stock purchase rights during 1995 and 1996 was $1.28 and $2.25 per share, respectively.

11. COMMITMENTS

    In December 1992, the Company entered into an exclusive manufacturing agreement with a third party for IOS-TM- instruments. Under the terms of the agreement, the Company has and will reimburse the manufacturer for certain costs for the transition from prototyping to production phases. In 1994, the Company established a letter of credit as security for inventory purchased under the manufacturing agreement. As of December 31, 1996 the letter of credit had been exercised and the related amount is presented in the accompanying balance sheet as a prepayment for future deliveries of inventory. In April 1996, the Company executed a letter agreement to amend the 1992 agreement (the "Letter Agreement"), pursuant to which the manufacturer will be the exclusive supplier of the IOS instrument through 1997, the minimum purchase requirements were eliminated and the Company and manufacturer agreed to an acceptable transfer price to be paid through 1997, the revised term of the agreement. Under the terms of the Letter Agreement the Company agreed to establish a $949,000 standby letter of credit as security for raw materials purchased under the manufacturing agreement. Also pursuant to the Letter Agreement, the Company issued the manufacturer a warrant to purchase 250,000 shares of Common Stock at $7.00 per share which expire on June 30, 1998 and are subject to an increase of 50,000 shares or an extension of the expiration date under certain circumstances.

    In April 1996, the Company entered into a $2,500,000 revolving line of credit to be secured by accounts receivable. Under terms of this agreement, the Company may draw in advance and convert up to $1,000,000 of the line of credit to a one year term loan. Such right of conversion is used as security for the letter of credit entered into in the above mentioned Letter Agreement. As of December 31, 1996, the Company has not drawn on the line of credit. Also see "Subsequent Events (Unaudited)" in footnote 1.

    In December 1995, the Company entered into an exclusive manufacturing agreement with a third party for cartridges. Management believes that other suppliers could provide similar services on comparable terms, however, a change in suppliers could cause a delay in manufacturing and a possible loss of sales, which would adversely affect future operating results.

    The Company has entered into a license agreement for the patent rights to develop, manufacture and distribute a future potential product. Under the terms of the agreement, the Company is required to pay a license fee and, upon commercialization, royalties.

12. ONE-TIME CHARGE

    In the first quarter of 1994, the Company announced a decision to reformulate the test method in its proprietary assay cartridge used in conjunction with its diagnostic testing system. As a result, the Company recorded a one-time charge of $992,000 as a research and development expense in the first quarter of 1994 for equipment ($720,000) and purchase commitments ($272,000) related to this reformulation.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                                         ADDITIONS
                                                        BALANCE AT      CHARGED TO        CHARGED
ALLOWANCE FOR                                            BEGINNING       COSTS AND       TO OTHER                      BALANCE AT
DOUBTFUL ACCOUNTS                                         OF YEAR        EXPENSES        ACCOUNTS      WRITE-OFFS      END OF YEAR
-----------------------------------------------------  -------------  ---------------  -------------  -------------  ---------------
1996.................................................    $      --       $      43       $      --      $      --       $      43
1995.................................................           --              --              --             --              --
1994.................................................           --              --              --             --              --

                               INDEX TO EXHIBITS

ITEM 14(A)(3). EXHIBITS

                                                                                                          MANNER OF
 NUMBER                                            DESCRIPTION                                             FILING
---------  -------------------------------------------------------------------------------------------  -------------
      3.1  Amended and Restated Certificate of Incorporation of the Registrant.                                 (10)
      3.2  Amended and Restated By-laws of the Registrant.                                                       (1)
      4.1  Specimen warrant.                                                                                     (9)
      4.3  Specimen Series A Convertible Preferred Stock Certificate.                                            (8)
      4.4  Form of Series A Convertible Preferred Stock Warrant.                                                 (8)
      4.5  Form of Common Stock Warrant.                                                                         (8)
      4.6  Form of Series A Convertible Preferred Amended Warrant.                                               (8)
      4.7  Form of Series A Convertible Preferred Stock Warrant.                                                 (8)
     10.4  Early Exercise Stock Purchase Agreement between Mr. Kaiser and the Registrant, dated May
             23, 1991.                                                                                           (1)
     10.9  Co-Sale Agreement between Mr. Kaiser and the Registrant, dated May 24, 1991.                          (1)
    10.15  Master Lease Agreement between Phoenix Leasing Incorporated and the Registrant, dated
             November 1, 1992.                                                                                   (3)
    10.16  Form of Confidential Nondisclosure Agreement entered into between the Registrant and its
             consultants.                                                                                        (3)
    10.17  Form of Mutual Confidential Nondisclosure Agreement entered into between the Registrant and
             potential business partners.                                                                        (3)
    10.18  Form of Proprietary Information Agreement entered into between the Registrant and
             employees.                                                                                          (3)
    10.19  Form of Contractor Agreement entered into between the Registrant and independent
             contractors.                                                                                        (3)
   *10.21  Restated 1992 Non-Employee Directors Stock Option Plan.                                               (5)
   *10.22  Restated Dual Stock Option Plan.                                                                     (11)
    10.23  Restated Promissory Note and Agreement in the principal amount of $59,000, between the
             Registrant and Dr. Ribi, dated April 19, 1992.                                                      (1)
    10.24  Full Recourse Promissory Note in the principal amount of $39,600, between the Registrant
             and John Kaiser, dated May 23, 1991, as amended.                                                    (2)
  ++10.25  Manufacturing Agreement, dated December 30, 1992, between the Registrant and Kollsman
             Manufacturing Company, Inc.                                                                         (2)
    10.26  Lease Agreement, dated January 21, 1993, by and between the Registrant and South
             Bay/Caribbean.                                                                                      (2)
    10.28  Irrevocable Letter of Credit dated March 17, 1993 between the Registrant and South
             Bay/Caribbean.                                                                                      (3)
    10.29  Promissory Note dated April 7, 1993 issued by John Kaiser to the Registrant in the
             principal amount of $53,700.                                                                        (3)
  ++10.30  License Agreement dated July 28, 1993 between the Registrant and Research Corporation
             Technologies Incorporated.                                                                          (4)
  ++10.31  Feasibility Study and Option Agreement between the Registrant and Beckman Instruments,
             Inc., dated August 15, 1995.                                                                        (7)
  ++10.32  Patent Security Agreement between the Registrant and Beckman Instruments, Inc. dated August
             15, 1995.                                                                                           (7)
  ++10.33  Convertible Secured Promissory Note issued by the Registrant to Beckman Instruments, Inc.,
             dated August 15, 1995.                                                                              (7)
    10.34  Investor Rights Agreement between the Registrant and Beckman Instruments, Inc., dated
             August 15, 1995.                                                                                    (7)

                                                                                                          MANNER OF
 NUMBER                                            DESCRIPTION                                             FILING
---------  -------------------------------------------------------------------------------------------  -------------
    10.35  Convertible Note Purchase Agreement between the Registrant and Beckman Instruments, Inc.,
             dated August 15, 1995.                                                                              (7)
  ++10.36  Letter Agreement between the Registrant and Nunc, Inc., dated August 10, 1995.                        (7)
    10.37  Form of Non-Exclusive Distribution Agreement between the Registrant and the entities listed
             on Exhibit A thereto.                                                                               (9)
  ++10.38  Supply Agreement between Nalge Nunc International, Inc. and the Registrant, dated December
             20, 1995.                                                                                           (9)
  ++10.39  Confidential letter of understanding dated April 18, 1996 between the Registrant and KMC
             Systems, Inc.                                                                                      (12)
    10.40  Warrant Amendment Agreement dated January 4, 1996 by and among the Registrant and the
             Warrant Holders named therein.                                                                      (6)
    10.41  Warrant Purchase Agreement dated January 4, 1996 by and among the Registrant and the
             Purchasers named therein.                                                                           (8)
    10.42  Form of Common Stock and Warrant Purchase Agreement by and among the Registrant and the
             purchasers named therein.                                                                          (13)
    10.43  Form of Warrant issued to Beckman Instruments.                                                       (14)
    10.44  Form of Warrant issued to Kollsman Manufacturing Company.                                            (14)
    10.45  Form of Warrant issued to Venture Lending.                                                           (14)
++++10.46  Confidential letter of understanding dated November 1, 1996 between the Registrant and KMC
             Systems, Inc.
    10.47  Employee Agreement between the Registrant and Mr. Hawthorne, dated January 27, 1997.
    10.48  Confidential letter of understanding dated March 28, 1997 between the Registrant and KMC
             Systems, Inc.
    10.49  Form of Warrant issued to KMC Systems, Inc.
    10.50  Form of Retention Letter to Employees from the Company dated April 3, 1997.
     23.1  Consent of Ernst & Young LLP, Independent Auditors.
     24.1  Power of Attorney. (Included on Page 29)
     27.1  Financial Data Schedule

------------------------

* Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10).

++   Confidential treatment has previously been granted for portions of this
    Exhibit.

++++ Registrant is applying for confidential treatment with respect to portions of this Exhibit.

(1) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 33-46587), as amended, which became effective May 13, 1992.

(2) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 33-56836), as amended, which became effective February 10, 1993.

(3) Incorporated by reference to identically numbered exhibits filed with the Registrant's Annual Report on Form-10K for the fiscal year ended December 31, 1993.

(4) Incorporated by reference to identically numbered exhibits filed with the Registrant's Quarterly Report on Form-10Q for the fiscal quarter ended June 30, 1994.

(5) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (No. 33-89006) which became effective January 31, 1995.

(6) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-3 (No. 33-93736), as amended, which became effective August 8, 1995.

(7) Incorporated by reference to identically-numbered exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(8) Incorporated by reference to identically-numbered exhibits filed with the Registrant's Registration Statement on Form S-3 (No. 333-00284) which became effective January 29, 1996.

(9) Incorporated by reference to identically-numbered exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 333-1434), filed with the Commission on February 20, 1996.

(10) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-3 (33-93736), which became effective August 5, 1995.

(11)Incorporated by reference to identically numbered exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal period ended March 31, 1996.

(12)Incorporated by reference to identically numbered exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal period ended June 30, 1996.

(13)Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-3 (No. 333-13673) which became effective October 21, 1996.

(14) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-3 (No. 333-19797) filed with the Commission on January 15, 1997.