Form 10-K/A
period 1996-12-31
BIOCIRCUITS CORP
filed 1997-04-30
CIK 855844

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                                ---------------

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

    The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System was $4,500,600 as of April 16, 1997.

    The Number of shares of Common Stock outstanding was 10,281,321 as of April 16, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

------------------------

* Excludes approximately 5,480,680 shares of Common Stock held by directors, officers and stockholders whose beneficial ownership exceeds five percent of the shares outstanding at April 16, 1997. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

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

    CONCENTRATION OF SHARE OWNERSHIP

    Based upon the shares owned and outstanding as of April 16, 1997, the Company's officers, directors and 5% stockholders of the Company as a group beneficially owned approximately 67% of the Company's outstanding Common Stock, on an as converted basis. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

    The Company had approximately 238 holders of record of its Common Stock as of April 15, 1997.

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

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

    Set forth below is biographical information for each person nominated and each person whose term of office as a director will continue after the 1997 Annual Meeting of Stockholders.

NOMINEES FOR ELECTION FOR A THREE-YEAR TERM EXPIRING AT THE 2000 ANNUAL MEETING
  OF STOCKHOLDERS

CLASS I DIRECTORS

    ROBERT CURRY, PH.D.

    Robert Curry, Ph.D., age 51, has served as a Director of the Company since May 1991. He has been a General Partner of the Sprout Group, a submanager of various Merrill Lynch venture capital funds, since May 1991, and is currently Vice President of DLJ Capital Corp., the management company for the Sprout Group. From August 1984 to May 1991, Dr. Curry was employed at ML Venture Capital, Inc., and ML R&D Management Inc., each a venture capital management company, most recently as President of both companies. Dr. Curry is a Director of Connective Therapeutics, Inc., Diatide, Inc. and Photon Technology International, Inc. Dr. Curry holds a Ph.D. and an M.S. in Analytical Chemistry from Purdue University and a B.S. in Physics from the University of Illinois.

    DAVID RUBINFIEN

    David Rubinfien, age 75, has served as a Director of the Company since December 1990. From January 1989 to January 1991, Mr. Rubinfien was employed by Systemix, Inc., a biotechnology company, most recently as President, Chief Executive Officer and Chairman of the Board. From September 1985 to March 1989, he was Chairman and Chief Executive Officer of Microgenics Corporation, a biotechnology company. Mr. Rubinfien serves as a Director of Molecular Biosystems, Inc., ChemTrak Incorporated, and Matritech Inc. He holds an M.S. in Mathematics and Physics from the Illinois Institute of Technology and an M.B.A. from the University of Chicago.

NOMINEE FOR ELECTION FOR A TWO-YEAR TERM EXPIRING AT THE 1999 ANNUAL MEETING OF
  STOCKHOLDERS

CLASS III DIRECTOR

    JOHN KAISER

    John Kaiser, age 60, has served as President and Chief Executive Officer of the Company since April 1990 and as a Director since June 1990. In March 1992, he was appointed Chairman of the Board. In April 1997, Mr. Kaiser was temporarily appointed Acting Secretary of the Company. From 1981 to 1990, Mr. Kaiser was employed by Boehringer Mannheim, GmbH, a multinational medical products corporation, where he most recently served as President of the Physician Laboratory Products Division. From 1970 to 1981, Mr. Kaiser was employed by Abbott Laboratories, a multinational medical products company, where he served in various positions including Business Unit Manager, Small Instruments Group and Marketing Manager, Noninfectious Diseases, of the diagnostics division. Mr. Kaiser has been a Director of Instrumentation Metrics, Inc. since December 1994. Mr. Kaiser holds a B.S. in Economics from the University of Wisconsin.

DIRECTORS CONTINUING IN OFFICE UNTIL THE 1998 ANNUAL MEETING OF STOCKHOLDERS

CLASS II DIRECTORS

    PATRICK LATTERELL

    Patrick Latterell, age 39, has served as a Director of the Company since September 1989. Mr. Latterell is a General Partner of Venrock Associates, a venture capital investment group, which he joined in April 1989. Prior to joining Venrock Associates, Mr. Latterell was a Senior Vice President at Rothschild Ventures, Inc., a venture capital investment group, and a general partner of several affiliated venture capital partnerships. Mr. Latterell is a Director of Vical Inc., Pharmacyclics, Inc. and Geron Corporation. Mr. Latterell holds an M.B.A. from Stanford University and S.B. degrees in Biological Sciences and Economics from the Massachusetts Institute of Technology.

    JOHN KAISER

    If Mr. Kaiser is not elected at the 1997 Annual Meeting to serve as a Class III director, he will continue to serve as a Class II director. Mr. Kaiser's biography appears above.

EXECUTIVE OFFICERS

    The names of the executive officers of the Company and certain biographical information about them is set forth below:

NAME                           AGE                               POSITION
-----------------------------  ---  ------------------------------------------------------------------

John Kaiser                    60   President, Chief Executive Officer and Acting Secretary

Lawrence J. Blecka, Ph.D.      52   Vice President, Research and Development

R. Jeffrey Green               54   Vice President, Quality Assurance and Regulatory Affairs

Donald B. Hawthorne            41   Vice President and Chief Financial Officer

Robert D. Testorff             51   Vice President, Human Resources

William M. Wright, III         49   Vice President, Operations

    LAWRENCE J. BLECKA, PH.D., age 52, has served as Vice President, Research and Development of Biocircuits since July 1996. From December 1994 to July 1996, Dr. Blecka served as Vice President of Product Development of Biocircuits. From 1992 to 1994, Dr. Blecka was Vice President, Research and Development for Sigma Diagnostics, a division of the Sigma Chemical Co. unit of Sigma-Aldrich Corp., a chemical company. From 1979 to 1991, Dr. Blecka held various positions with Abbott Laboratories, Inc. From 1989 to 1991, he started and directed Abbott's Nucleic Acid Probes Diagnostics business venture and from 1986 to 1988 Dr. Blecka was general manager of Abbott's Cancer Business Unit. Other positions held by Dr. Blecka at Abbott included Director of Research and Development, Manager of TDx Reagent Development and Manager of Regulatory Affairs. Dr. Blecka received his Ph.D. in Microbiology/Zoology from Southern Illinois University and has held academic posts at the University of Illinois College of Medicine.

    R. JEFFREY GREEN, age 54, joined Biocircuits as Vice President, Quality Assurance and Regulatory Affairs in January 1996. From 1993 to 1995, Mr. Green was Department Head and Director of Quality Assurance and Regulatory Affairs for Sigma Diagnostics, a division of the Sigma Chemical Co. unit of Sigma-Aldrich Corp., a chemical company. From 1992 to 1993, Mr. Green was Vice President, Quality Assurance/Regulatory Affairs for the Dade Division of Baxter Diagnostics, Inc., a manufacturer of IN VITRO diagnostic reagents and analytical instrumentation; and from 1988 to 1992 he was Director, Quality and Regulatory Affairs for Smith & Nephew Inc./Dyonics, a manufacturer of medical products. Mr. Green received a B.S in Chemistry and Biology from the University of South Carolina.

    DONALD B. HAWTHORNE, age 41, has served as Vice President and Chief Financial Officer of the Company since January 1991. Mr. Hawthorne served as Secretary of the Company from March 1992 to April 1997. Mr. Hawthorne recently relocated to the northeastern United States where he intends to pursue other employment opportunities. See "Employment Agreements." In 1990 Mr. Hawthorne served as Vice President, Finance and Administration and Chief Financial Officer of Oclassen Pharmaceuticals, Inc., a pharmaceutical company. From 1985 to 1990, he was employed by Genelabs Incorporated, a biotechnology company, most recently as Chief Financial Officer. From 1983 to 1985, Mr. Hawthorne was employed by Syntex Corporation, a pharmaceutical company, most recently as Financial Planning Manager and Controller of the Ophthalmics Division. Mr. Hawthorne holds an M.B.A. from Stanford University and a B.S. in Mathematics from Harvey Mudd College.

    ROBERT D. TESTORFF, age 51, was appointed Vice President, Human Resources in November 1996. Mr. Testorff had served as Director, Human Resources since joining Biocircuits in February 1993. From 1990 to 1993, Mr. Testorff was employed as an organizational development consultant for Howard Consulting, serving clients in aerospace, biotechnology and software industries. From 1989 to 1990, he served as Director, Human Resources of Print Technology, a retail start-up. From 1985 to 1989, he worked for Bernard Hodes, an Ominicom Group Company, as a human resources management consultant for a variety of high technology clients in the Bay area and Los Angeles basin. From 1973 to 1985, Mr. Testorff was employed by Rockwell International where his last position was Director, Human Resources, Telecommunications Group. Other employment included Fairchild Industries. Mr. Testorff received a Juris Doctorate degree from Southern Methodist University School of Law and a B.S. in History/Political Science from Wichita State University.

    WILLIAM M. WRIGHT III, age 49, joined Biocircuits as Vice President, Operations in November 1995. From 1984 to 1995, Mr. Wright was Vice President of Site Operations with Dade International Inc., a medical products manufacturing company. Mr. Wright received a B.S. in Industrial Technology from California State University at Long Beach.

    A brief description of the educational background and business experience of Mr. Kaiser appears above.

    There are no family relationships between any of the directors, nominees or executive officers of the Company.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934.

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

    To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1996, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except for the following:

    During fiscal 1996, Mr. Hewett, who at that time was an executive officer of the Company, timely reported a transaction but reported an incorrect number of shares owned at the end of the reporting month. This error was corrected on a Form 4 report and by amending a previous Form 4 report.

    During fiscal 1996, Dr. Ribi timely reported a transaction but inadvertently understated the number of shares disposed of during the reporting month. This error was corrected on a Form 4 and by amending a previous Form 4 report.

    During fiscal 1996, Mr. Wright inadvertently failed to timely report one transaction. This error was corrected on a Form 4 report.

ITEM 11: EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

    Directors of the Company currently receive no cash compensation for serving on the Board or on Board committees. The members of the Board of Directors are eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings and committee meetings in accordance with Company policy. Current directors of the Company have each been granted options under the Company's Dual Option Plan or the Restated 1992 Non-Employee Directors' Plan (the "Directors' Plan").

    Each non-employee director of the Company receives stock option grants under the Directors' Plan. Only non-employee directors of the Company or any affiliate of the Company who is not otherwise an employee of the Company or any affiliate are eligible to receive options under the Directors' Plan. Options granted under the Directors' Plan are not intended by the Company to qualify as incentive stock options under the Internal Revenue Code (the "Code").

    Option grants under the Directors' Plan are non-discretionary. Upon initial adoption of the Directors' Plan, each non-employee director was granted an option to purchase 1,250 shares of Common Stock of the Company. Each person who, in the future, becomes a non-employee directors of the Company shall, upon the date of initial election to be a non-employee director, be granted an option to purchase 3,750 shares of Common Stock of the Company. On November 1 of each year, each non-employee director who has been a non-employee director for at least one year is automatically granted an option to purchase 5,000 shares of Common Stock of the Company. The exercise price of options granted under the Directors' Plan is equal to 85% of the fair market value of the Common Stock subject to such options on the date such option is granted. Options vest in three equal annual installments, beginning on the date one year after the date of the option grant, provided that the non-employee director has, during the entire period prior to the date of such vesting installment, continuously served as a non-employee director or as an employee of or consultant to the Company or its affiliate. The term of options granted is ten years. In the event of the dissolution or liquidation of the Company, merger or consolidation in which the Company is not the surviving corporation, a reverse merger in which the Company is the surviving corporation but the shares of the Company's Common Stock outstanding immediately preceding the merger are converted by virtue of the merger into other property, or any capital reorganization in which more than 50% of the shares of the Company entitled to vote are exchanged, the vesting of any outstanding options under the Directors' Plan shall accelerate and such options shall terminate if unexercised prior to the consummation of the transaction.

    During the last fiscal year, the Company granted options covering 5,000 shares to each non-employee director of the Company, at an exercise price per share of $2.44. The fair market value of the such Common stock on the date of the grant was $2.875 per share (based on the closing bid price reported in the Nasdaq National Market for the date of the grant). As of April 16, 1997, no options had been exercised under the Director's Plan.

COMPENSATION OF EXECUTIVE OFFICERS

SUMMARY OF COMPENSATION

    The following table shows for the fiscal years ending December 1996, 1995 and 1994, compensation awarded or paid to, or earned by the Company's Chief Executive Officer and its four other executive officers whose total annual salary and bonuses exceeded $100,000 at December 31, 1996 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                LONG TERM
                                                                              COMPENSATION
                                                                                 AWARDS
                                                                  ANNUAL      -------------
                                                               COMPENSATION    SECURITIES      ALL OTHER
                                                               -------------   UNDERLYING    COMPENSATION
NAME AND PRINCIPAL POSITION                           YEAR      SALARY ($)     OPTIONS (#)        ($)
--------------------------------------------------  ---------  -------------  -------------  -------------
John Kaiser ......................................       1996      200,000              0         22,157(1)
  President and Chief Executive Officer                  1995      186,408        202,550         19,989(1)
                                                         1994      161,700         11,250(2)      19,914(1)

Donald B. Hawthorne(3) ...........................       1996      155,000              0              0
  Vice President and Chief Financial Officer             1995      146,693         72,400              0
                                                         1994      122,249         13,125(2)           0

Byron Hewett(4) ..................................       1996      150,000              0              0
  Vice President, Sales and Marketing                    1995      144,496         45,000         34,695(5)
                                                         1994      130,000         13,750(2)      25,600(5)

Lawrence J. Blecka ...............................       1996      175,000              0          7,384(5)
  Vice President, Product Development                    1995      157,000         67,000         16,620(5)
                                                         1994       11,976(6)      18,750              0

William Wright III ...............................       1996      137,040              0         41,858(5)
  Vice President, Operations                             1995       18,711(7)           0              0
                                                         1994            0              0              0

------------------------

(1) Reflects forgiveness of the principal of and interest on an outstanding loan made by the Company to Mr. Kaiser in connection with relocation expenses. See "Certain Transactions."

(2) Options granted in 1993 were canceled and regranted in 1994 at the then fair market value.

(3) Recently relocated to the northeastern United States. See "Employment Agreements."

(4) Resigned from the Company in April 1997.

(5) Relocation expenses associated with commencement of employment.

(6) Employment commenced in December 1994.

(7) Employment commenced in November 1995.

                       STOCK OPTION GRANTS AND EXERCISES

    The Company grants options to its executive officers under the Dual Option Plan. As of March 15, 1997, options to purchase a total of 1,038,985 shares were outstanding under the Dual Option Plan, and options to purchase 529,114 shares remained available for grant thereunder. Option grants under the Dual Option Plan typically have an exercise price equal to the fair market value of the Company's Common Stock on the date of the grant, vest 20% after one year and 5% every three months thereafter, and expire after ten years.

    The following table sets forth information with respect to the number and value of vested and unvested options held at December 31, 1996 for each of the Named Executive Officers. No options were granted to or exercised by the Named Executive Officers in the fiscal year ended December 31, 1996.

                                FISCAL YEAR 1996
                             YEAR-END OPTION VALUES

                                               NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                          UNDERLYING UNEXERCISED OPTIONS       IN-THE-MONEY OPTIONS
                                               AT DECEMBER 31, 1996            AT DECEMBER 31, 1996
NAME                                       EXERCISABLE/UNEXERCISABLE(#)   EXERCISABLE/UNEXERCISABLE($)(1)
----------------------------------------  ------------------------------  ------------------------------
John Kaiser.............................            73,263/143,035                     5,275/0
Donald B. Hawthorne.....................             38,126/53,024                    11,869/0
Byron Hewett............................             23,312/35,438                         0/0
Lawrence J. Blecka......................             26,350/59,400                         0/0
William Wright III......................              9,000/47,250                         0/0

------------------------

(1) Based on the fair market value of $2.91 per share, the closing price on the Nasdaq National Market on December 31, 1996, minus the exercise price, multiplied by the number of shares underlying the options.

                             EMPLOYMENT AGREEMENTS

    In January 1997, the Company and Mr. Hawthorne entered into an employment agreement whereby the Company will employ Mr. Hawthorne as Vice President and Chief Financial Officer of the Company until the earlier of September 30, 1997 or the termination, either voluntary or for cause, of Mr. Hawthorne's employment, (the "Employment Term"). During the Employment Term, Mr. Hawthorne is permitted to devote a reasonable amount of time to pursue other employment, if consistent with Mr. Hawthorne's responsibilities to the Company. Pursuant to the employment agreement, Mr. Hawthorne's compensation during the Employment Term will be his base salary in effect prior to entering into the employment agreement until July 1, 1997, and 50% of his base salary thereafter. Following the Employment Term, Mr. Hawthorne will serve as a consultant to the Company for two years with no compensation except for the continued vesting of stock options.

    In April 1997, the Company granted employee retention packages to certain Company employees, including Mr. Kaiser, Mr. Hawthorne, Mr. Wright and Mr. Blecka. The retention packages for officers provide for a lump sum payment to be made to each officer, equal to twelve months salary, if the officer is employed on the closing date of a merger or sale of the Company occurring before March 20, 1998.

                  REPORT OF THE COMPENSATION COMMITTEE OF THE
                BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION (1)

COMPENSATION PROGRAM

    The Compensation Committee of the Board of Directors (the "Compensation Committee") consists of Dr. Curry (Chairman) and Mr. Rubinfien, each currently an outside Director of the Company. Mr. Kaiser, the President and Chief Executive Officer of the company, serves the Compensation Committee solely in an advisory capacity and takes no part in the deliberation or determination of his own compensation. The Board of Directors has delegated to the Compensation Committee the authority to make recommendations to the Board concerning the salaries and incentive compensation for employees and consultants who are not also directors of the Company. In addition, the Company's Disinterested Director Compensation Committee, which in 1996 consisted of Drs. Curry and Hixson and Messrs. Latterell and Rubinfien, all outside Directors at that time, administers the Company's Dual Stock Option Plan with respect to employees and consultants who are also Directors of the Company. Together, the two Committees are referred to herein as the "Committees."

    The Company's executive compensation programs are designed to attract and retain executives capable of leading the Company to meet its business objectives and to motivate them to enhance long term stockholder value. Annual compensation of the officers can consist of a mix of base salary, a cash bonus and stock option grants. In determining the total compensation and the mix of the various elements, the Committees consider a variety of factors, both personal and corporate. These factors include the compensation paid by comparable companies to individuals in comparable positions, the contributions of each officer to the progress of the Company and the progress of the Company toward its short term and long term objectives.

    For purposes of establishing competitive executive compensation, the Compensation Committee annually reviews the results of the "Biotechnology Compensation and Benefits Study" conducted by Radford Associates/Alexander & Alexander Consulting Group (the "Radford Study"), which provides information on the compensation of management at biotechnology and other health care companies nationwide. The data available in the Radford Study is broken down by company size, and also separately provides data for companies located in the San Francisco Bay Area. The Compensation Committee uses a mix of data from companies with fewer than 100 employees from the national study and data from the San Francisco Bay Area study. It is the goal of the Compensation Committee to set competitive compensation levels generally in the middle range of competitive companies of comparative size in similar industries.

    Annual performance reviews for executive officers are conducted by the Committees, comparing actual Company progress against detailed annual plans. Elements of the plan such as progress on product development, financial matters, including attracting capital and expense control, strategic planning, including attracting capital and expense control. Strategic planning, including corporate collaborations, and organization development are considered, with product development, financing and sales of products being the most important factors. The Committees then develop recommendations for each executive officer that are presented to the full Board for review and approval. Following a complete and thorough review of the Company's progress in 1995, including the filing and approval of several 510(k) applications, in January of 1996 the Committee recommended and the Board approved a merit increase for all officers that ranged from 6.2% to 11.5%. In addition, Dr. Ribi, who was at that time Senior Vice President and Chief Scientific Officer of the Company, was given a one time adjustment of 8.5% to bring his salary more into line with competitive salaries as represented by the Radford study data. Following a company wide performance review by the Compensation committee and the Committee's particular consideration to the

------------------------

(1) The material in this report is not "soliciting material," is not deemed filed with the SEC, and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in any filing.

need to retain employees and remain competitive, a merit increase was also implemented in January 1996 for all non officer employees.

LIMITATION ON DEDUCTION OF COMPENSATION PAID TO CERTAIN EXECUTIVE OFFICERS

    Section 162(m) of the Internal Revenue Code (the "Code") limits the Company to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain Named Executive Officers in a taxable year. Compensation above $1 million may be deducted if it is "performance-based compensation" within the meaning of the Code. The Committees believe that at the present time it is quite unlikely that the compensation paid to any Named Executive Officer in a taxable year which is subject to the deduction limit will exceed $1 million. Therefore, the Committees have not yet established a policy of determining which forms of incentive compensation awarded to its Named Executive Officers shall be designed to qualify as "performance-based compensation." The Committees intend to continue to evaluate the effects of the statute and any Treasury regulations and to comply in the future with Code
Section 162(m) to the extent consistent with the best interests of the Company.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER IN 1996

    Mr. Kaiser is evaluated by the Disinterested Director Compensation Committee based on the criteria outlined above for all other executive officers of the Company, including his contributions for the prior year, his success in managing and motivating the Company's employees, and the challenges to be faced in the year ahead, as well as the desire to offer a competitive salary. The Disinterested Director Compensation Committee have set Mr. Kaiser's total annual compensation, including salary and option grants, at a level they believe is competitive with that of other Chief Executive Officers at other companies in the biotechnology industry, although in the middle of the range. In addition, Mr. Kaiser's salary and option grants were set at a level the Disinterested Director Compensation Committee believe will properly motivate and retain Mr. Kaiser as the Chief Executive Officer of the Company.

    Mr. Kaiser earned $200,000 in 1996 as his annual base salary, a 7.3% increase over 1995. Mr. Kaiser received no other compensation, bonuses or options during 1996.

                                          David Rubinfien
                                          Robert Curry, Ph.D.
                                          Patrick Latterell

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

    During 1996, Dr. Curry and Mr. Rubinfien served as members of the Compensation Committee. The members of the Disinterested Directors Compensation Committee during 1996 were Drs. Curry and Hixson and Messrs. Latterell and Rubinfien. None of these individuals has ever served as an officer or employee of the Company. In June 1995, the Company issued Series A Preferred Stock and warrants to purchase Series A Preferred Stock in a private placement. In January 1996, the Company amended the warrants issued in June 1995. The Sprout Group and Venrock Associates participated in these financings on the same terms and conditions as the other purchasers. Dr. Curry is a general partner of the Sprout Group and Mr. Latterell is a General Partner of Venrock Associates. In January 1996, the Company issued additional warrants to purchase Series A Preferred Stock in a private placement. Venrock Associates and Dr. Rubinfien participated in this financing on the same terms and conditions as the other purchasers. In November 1996, February 1997 and March 1997, the Company amended the outstanding 1995 Warrants (the "Extended Warrants"). The Sprout Group and Venrock Associates, of which Dr. Curry and Mr. Latterell are General Partners, respectively, held Extended Warrants. In April 1997, the Company issued Common Stock in a private placement. The Sprout Group participated in this financing on the same terms and conditions as the other purchasers. See Item 13: Certain Relationships and Related Transactions.

PERFORMANCE MEASUREMENT COMPARISON (1)

    The following chart shows total stockholder return of the H&Q Health Care Sector Index, the Wilshire 5000 Index and the Company since May 29, 1992: (2)

                            BIOCIRCUITS CORPORATION

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

                                       May 29, 1992    Dec '92    Dec '93    Dec '94    Dec '95    Dec '96
                         Biocircuits         100.00     135.00      85.00      15.00      40.00      14.53
               H&Q Heatlhcare Sector         100.00     108.62      84.41      85.14     143.08     147.69
                 Wilshire 5000 Total
                              Return         100.00     108.30     120.54     120.45     164.29     199.18
Prices
                         Biocircuits          20.00      27.00      17.00       3.00       8.00       2.91
               H&Q Healthcare Sector         358.16     389.04     302.34     304.92     512.44     528.96
                 Wilshire 5000 Total
                              Return          11.20      12.13      13.50      13.49      18.40      22.31

------------------------

(1) The material in this section is not "soliciting material," is not deemed filed with the SEC, and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in any filing.

(2) The total return on investment (change in year end stock price plus reinvested dividends) for the Company, the H&Q Health Care Sector Stock Index and the Wilshire 5000 Stock Index, based on May 29, 1992 equals 100. The performance of the Company's stock over the period shown is not necessarily indicative of future performance. May 29, 1992 was the last trading day of the month of the Company's Initial Public Offering on May 14, 1992.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock and Series A Convertible Preferred Stock ("Series A Stock") as of April 16, 1997, by: (i) each stockholder who is known by the Company to own beneficially more than 5% of the Common Stock or Series A Stock; (ii) each executive officer of the Company named in the Summary Compensation Table; (iii) each director of the Company; and (iv) all directors and executive officers of the Company as a group.

                                     NUMBER OF SHARES                            NUMBER OF SHARES OF
                                      OF COMMON STOCK                           SERIES A CONVERTIBLE
                                       BENEFICIALLY      PERCENT BENEFICIALLY      PREFERRED STOCK      PERCENT BENEFICIALLY
BENEFICIAL OWNER                         OWNED(1)              OWNED(1)         BENEFICIALLY OWNED(2)         OWNED(2)
-----------------------------------  -----------------  ----------------------  ---------------------  ----------------------
Robert Curry, Ph.D. (3)                   2,559,233              20.83%                 8,000,000               64.27%
  c/o Biocircuits Corporation
  1324 Chesapeake Terrace
  Sunnyvale, CA 94089

Entities Affiliated with The Sprout       2,559,233              20.83%                 8,000,000               64.27%
 Group (3)
  World Financial Center
  North Tower, 27th Floor
  New York, NY 10281

Beckman Instruments, Inc. (4)             1,334,072              12.70%                  --                      --
  2500 Harbor Boulevard
  Fullerton, CA 92834-3100

Entities affiliated with Weiss,           1,300,120              12.40%                   811,900                6.52%
 Peck & Greer Venture Associates
 II, L.P. (5)
  555 California Street, Suite 4760
  San Francisco, CA 94104

Entities affiliated with Special          1,288,334              11.92%                  --                      --
 Situations Fund III, L.P. (6)
  153 East 53rd Street
  51st Floor
  New York, NY 10022-4611

H&Q Biocircuits Investors, L.P. (7)         932,192               8.88%                  --                      --

Patrick Latterell (8)                       907,174               8.22%                 2,992,622               24.04%
  c/o Venrock Associates
  755 Page Mill Road, Suite A230
  Palo Alto, CA 94304

Entities affiliated with Venrock            900,570               8.17%                 2,992,622               24.04%
 Associates (9)
  30 Rockefeller Plaza, Room 5508
  New York, NY 10112

                                     NUMBER OF SHARES                            NUMBER OF SHARES OF
                                      OF COMMON STOCK                           SERIES A CONVERTIBLE
                                       BENEFICIALLY      PERCENT BENEFICIALLY      PREFERRED STOCK      PERCENT BENEFICIALLY
BENEFICIAL OWNER                         OWNED(1)              OWNED(1)         BENEFICIALLY OWNED(2)         OWNED(2)
-----------------------------------  -----------------  ----------------------  ---------------------  ----------------------
Entities affiliated with Sanderling         896,408               8.61%                  --                      --
 (10)
  2730 Sand Hill Road, Suite 200
  Menlo Park, CA 94025

John Kaiser (11)                            222,144               2.14%                    70,000                *
  c/o Biocircuits Corporation
  1324 Chesapeake Terrace
  Sunnyvale, CA94089

Hans O. Ribi, Ph.D. (12)                    109,173               1.06%                  --                      --
  c/o Biocircuits Corporation
  1324 Chesapeake Terrace
  Sunnyvale, CA 94089

Lawrence J. Blecka (13)                      91,121               *                      --                      --

Byron Hewett (14)                            68,385               *                       103,794                *

Donald B. Hawthorne (15)                     59,251               *                      --                      --

William M. Wright, III (16)                  29,881               *                        37,900                *

David Rubinfien (17)                         25,416               *                        35,000                *

R. Jeffrey Green (18)                        10,937               *                      --                      --

Robert D. Testorff (19)                       7,484               *                      --                      --

All executive officers and                4,090,199              30.64%                11,239,316               90.30%
 directors as a group (11 persons)
 (See footnotes 1-19)

------------------------

 *  Less than 1%.

(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the Securities Exchange Commission (the "SEC"). Common Stock amounts include Common Stock issuable upon conversion of outstanding Series A Stock. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 10,281,321 shares of Common Stock outstanding on April 16, 1997, adjusted as required by rules promulgated by the SEC. Includes shares which certain executive officers, directors and principal stockholders of the Company have the right to acquire within 60 days after the date of this table pursuant to outstanding options ("vested options") and warrants.

(2) Numbers based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Numbers are based on 12,446,103 shares of Series A Stock outstanding on April 16, 1997, adjusted as required by rules promulgated by the SEC. The Series A Stock is convertible into Common Stock at a ratio of four shares of Series A Stock for one share of Common Stock.

(3) Includes 16,492 shares of Common Stock held of record by DLJ Capital Corporation ("DLJ"), 310,440 shares of Series A Stock held of record by DLJ, 198,116 shares of Common Stock held of record by Sprout Capital VII, L.P. ("SCVII"), 3,729,240 shares of Series A Stock held of record by SCVII, 104,142 shares of Common Stock held of record by Sprout Capital VI, L.P. ("SCVI"), 1,960,320 shares of Series A Stock held of record by SCVI, 235,067 shares of Common Stock held of record by ML Venture Partners II, L.P., ("ML Venture"), 2,000,000 shares of Series A Stock held of record by ML Venture, all of which Robert Curry, Ph.D., a director of the Company and a general partner of the Sprout Group (the submanager of ML Venture), disclaims beneficial ownership of, except to the extent of any partnership interest therein, and 5,416 shares subject to stock options held by Dr. Curry, exercisable within 60 days of the date of this table, all of which options are assigned to ML Venture upon exercise.

(4) Includes 222,345 shares of Common Stock issuable upon the exercise of currently exercisable warrants held of record by Beckman Instruments.

(5) Includes 80,093 shares of Common Stock held of record by WPG Enterprise Fund, L.P. ("WPGEF"), 433,766 shares of Series A Stock held of record by WPGEF, 57,887 shares of Common Stock held of record by Weiss, Peck & Greer Venture Associates II, L.P. ("WPGAII"), 310,160 shares of Series A Stock held of record by WPGVAII, 12,685 shares of Common Stock held of record by Weiss, Peck & Greer Venture Associates II (Overseas) L.P. ("WPGVAII Overseas"), 67,974 shares of Series A Stock held of record by WPGVAII Overseas, 97,750 shares of Common Stock held of record by WPG Life Sciences Fund, L.P., 15,250 shares of Common Stock held of record by WPG Institutional Life Sciences, L.P., and 833,480 shares of Common Stock held of record by Weiss, Peck & Greer, L.L.C.

(6) Includes 135,834 shares of Common Stock held of record by Special Situations Cayman Fund, L.P. ("SSCF"), 63,750 shares of Common Stock issuable upon the exercise of warrants held of record by SSCF subject to Stockholder approval of Proposal 2, 403,750 shares of Common Stock held of record by Special Situations Fund III, L.P. ("SSFIII"), 255,000 shares of Common Stock issuable upon the exercise of warrants held of record by SSFIII subject to Stockholder approval of Proposal 2, 212,500 shares of Common Stock held of record by Special Situations Private Equity Fund, L.P. ("SSPEF"), 212,500 shares of Common Stock issuable upon the exercise of warrants held of record by SSPEF subject to Stockholder approval of Proposal 2.

(7) Includes 212,500 shares of Common Stock issuable upon the exercise of warrants held of record by H&Q Biocircuits Investors, L.P. subject to Stockholder approval of Proposal 2.

(8) Includes 152,415 shares of Common Stock held of record by Venrock Associates ("Venrock"), 2,423,282 shares of Series A Stock held of record by Venrock, 569,340 shares of Series A Stock held of record by Venrock Associates II, L.P. ("Venrock II"), of which Mr. Latterell, a general partner of Venrock and Venrock II, disclaims beneficial ownership except to the extent of his partnership interests therein, 1,188 shares of Common Stock held directly by Mr. Latterell, and 5,416 shares of Common Stock subject to stock options granted to Mr. Latterell exercisable within 60 days of the date of this table.

(9) Includes 152,415 shares of Common Stock held of record by Venrock, 2,423,282 shares of Series A Stock held of record by Venrock, 569,340 shares of Series A Stock held of record by Venrock II, of which Mr. Latterell, a general partner of Venrock and Venrock II, disclaims beneficial ownership except to the extent of his partnership interests therein.

(10) Includes 439,631 shares of Common Stock held of record by Sanderling Venture Partners III, L.P. ("SVPIII"), 74,464 shares of Common Stock issuable upon the exercise of warrants held of record by SVPIII subject to Stockholder approval of Proposal 2, 227,733 shares of Common Stock held of record by Sanderling III Limited Partnership ("SIIILP"), 38,573 shares of Common Stock issuable upon the exercise of warrants held of record by SIIILP subject to Stockholder approval of Proposal 2,

    75,766 shares of Common Stock held of record by Sanderling III Biomedical, L.P. ("SIIIB"), 12,833 shares of Common Stock issuable upon the exercise of warrants held of record by SIIIB subject to Stockholder approval of Proposal 2, 25,778 shares of Common Stock held of record by Sanderling Ventures Management ("SVM"), 1,630 shares of Common Stock issuable upon the exercise of warrants held of record by SVM subject to Stockholder approval of Proposal 2.

(11) Includes 99,502 shares of Common Stock and 70,000 shares of Series A Stock held of record by the Kaiser Living Trust under a Trust dated March 7, 1991 (the "Kaiser Trust"), 21,250 shares of Common Stock issuable upon the exercise of warrants held of record by the Kaiser Trust subject to Stockholder approval of Proposal 2, and 83,892 shares of Common Stock subject to stock options held by Mr. Kaiser exercisable within 60 days of the date of this table.

(12) Includes 2,500 of Common Stock shares subject to stock options held by Dr. Ribi's wife, Mary Anne Ribi, respectively, exercisable within 60 days of the date of this table.

(13) Includes 30,575 shares of Common Stock subject to stock options held by Dr. Blecka exercisable within 60 days of the date of this table.

(14) Includes 26,687 shares of Common Stock subject to stock options held by Mr. Hewett exercisable within 60 days of the date of this table.

(15) Includes 16,568 shares of Common Stock beneficially owned by Donald Hawthorne and Dianne Ritter Hawthorne and 42,683 shares of Common Stock subject to stock options held by Mr. Hawthorne exercisable within 60 days of the date of this table.

(16) Includes 37,900 shares of Series A Stock held of record by Mr. Wright and 14,906 shares of Common Stock subject to stock options held by Mr. Wright exercisable within 60 days of the date of this table.

(17) Includes 7,916 shares of Common Stock subject to stock options held by Mr. Rubinfien exercisable within 60 days of the date of this table.

(18) Includes 10,937 shares of Common Stock subject to stock options held by Mr. Green exercisable within 60 days of the date of this table.

(19) Includes 7,484 shares of Common Stock subject to stock options held by Mr. Testorff exercisable within 60 days of the date of this table.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND 5% STOCKHOLDERS

    In January 1996, the Company amended warrants issued in 1995 (the "1995 Warrants") to purchase 2,666,514 shares of Series A Preferred Stock and closed a private placement (the "January 1996 Private Placement") pursuant to which the Company issued new warrants to purchase 2,852,998 shares of Series A Preferred Stock. Mr. Kaiser, Mr. Hewett, Dr. Blecka, and Mr. Hawthorne, officers and in some cases, directors of the Company, each received amended 1995 Warrants on the same terms and conditions as the other participants. In addition, Dr. Ribi, a director of the Company, and Venrock Associates, of which Mr. Latterell, a director of the Company is a General Partner, also received amended 1995 Warrants on the same terms and conditions as the other participants. Mr. Kaiser and Mr. Wright, officers of the Company, and Mr. Rubinfien, a director of the Company, and Venrock Associates each received warrants in the January 1996 Private Placement on the same terms and conditions as the other purchasers.

    In November 1996, February 1997, and March 1997, the Company extended the term of outstanding 1995 Warrants to purchase an aggregate of 3,513,213 shares of Series A Preferred Stock (the "Extended Warrants"). As a result of these extensions, the Extended Warrants were exercisable until April 15, 1997, at which time they expired. Mr. Hawthorne, an officer of the Company, and Dr. Ribi and Mr. Rubinfien, directors of the Company, all held 1995 Warrants that became Extended Warrants, except that Extended Warrants that were held by Dr. Ribi were not extended in March 1997. In addition, Venrock Associates and the Sprout Group, of which Mr. Latterell and Dr. Curry, both of whom are directors of the Company, are General Partners, respectively, held 1995 Warrants that became Extended Warrants.

    In April 1997, the Company closed the first tranche of a private placement of the Company's Common Stock which consisted of the sale of up to 2,500,000 shares of its Common Stock at $1 per share, to be issued in three tranches, with the second and third tranches subject to the Company's satisfaction of certain milestones during the second quarter of fiscal year 1997 and during the second half of fiscal year 1997 (the "Common Stock Financing"). Also on April 15, 1997, the Company closed the first tranche of a private placement of the Company's securities which consisted of the sale of up to 5,447,000 units ("Units") at $1 per Unit, each consisting of one share of Common Stock and one warrant ("Warrant") to purchase one share of Common Stock at an exercise price of $0.75 per share, to be issued in two tranches, with the second tranche subject to the Company's satisfaction of certain milestones during the second quarter of fiscal year 1997 (the "Units Financing"). Affiliates of the Sprout Group, a greater than 5% holder of the Company's Common Stock of which Robert Curry, a director of the Company, is a general partner, purchased 425,000 shares of Common Stock in the Common Stock Financing, and agreed to purchase 950,000 and 625,000 additional shares in the second and third tranches of the Common Stock Financing, respectively. John Kaiser, the Company's Chairman, President, Chief Executive Officer, and Acting Secretary purchased 21,250 Units in the first tranche of the Units Financing, and has agreed to purchase an additional 78,750 Units in the second tranche of the Units Financing. In addition, the following holders of 5% or more of the Company's Common Stock also participated in the Units offering: entities affiliated with Special Situations: 531,250 Units in the first tranche, 1,968,750 Units in the second tranche; entities affiliated with Sanderling: 127,500 Units in the first tranche, 472,500 Units in the second tranche; and entities affiliated with H&Q Biocircuits Investors L.P.: 212,500 Units in the first tranche, 787,500 Units in the second tranche.

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  INDEX TO FINANCIAL STATEMENTS

    The financial statements required by this item are submitted in a separate section beginning on page 45 of this report.

                                                                                                                PAGE
                                                                                                                -----
Report of Ernst & Young LLP, Independent Auditors..........................................................          44
Balance Sheets at December 31, 1995 and 1996...............................................................          45
Statements of Operations for the years ended December 31, 1994, 1995 and 1996 and for the period March 7,
  1989 (inception) through December 31, 1996...............................................................          46
Statement of Stockholders' Equity for the period from March 7, 1989 (inception) through December 31,
  1996.....................................................................................................          47
Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996 and for the period March 7,
  1989 (inception) through December 31, 1996...............................................................          49
Notes to Financial Statements..............................................................................          50

(a)(2)  INDEX TO FINANCIAL STATEMENT SCHEDULES

    Financial Statement Schedule II--Valuation and Qualifying Accounts is included on page 63 of this report.

    All other financial statement schedules are omitted because they are not applicable, or the information is included in the financial statements or notes thereto.

(a)(3)  EXHIBITS

    See Index to Exhibits beginning on page 64.

(b)  REPORTS ON FORM 8-K

    None

                            BIOCIRCUITS CORPORATION
                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 30th day of April, 1997.

                                BIOCIRCUITS CORPORATION

                                By:               /s/ JOHN KAISER
                                     -----------------------------------------
                                                    John Kaiser
                                     CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF
                                                 EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board,
                                  President and Chief
       /s/ JOHN KAISER            Executive Officer
------------------------------    (Principal Executive        April 30, 1997
         John Kaiser              Officer) and Acting
                                  Secretary

                                Vice President, Chief
     /s/ DONALD HAWTHORNE         Financial Officer
------------------------------    (Principal Financial and    April 30, 1997
       Donald Hawthorne           Accounting Officer)

      /s/ ROBERT CURRY*
------------------------------  Director                      April 30, 1997
         Robert Curry

    /s/ PATRICK LATTERELL*
------------------------------  Director                      April 30, 1997
      Patrick Latterell

     /s/ DAVID RUBINFIEN*
------------------------------  Director                      April 30, 1997
       David Rubinfien

*By:       /s/ JOHN KAISER
      -------------------------
            John Kaiser,
          ATTORNEY-IN-FACT

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

PREFERRED STOCK

    Thirty million shares of the Company's authorized preferred stock are designated as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock votes with the Company's common stock on an as-converted basis and has a liquidation preference of $0.55 per share plus any declared and unpaid dividends.

    At any time, at the option of the stockholder, each outstanding share of Series A Convertible Preferred Stock currently converts into .25 shares of common stock. Conversion is automatic upon the earlier of (i) the closing of an underwritten public offering of common stock on a Form S-1 Registration Statement at a per share price of not less than $8.00 and gross proceeds of not less than $10,000,000, (ii) the vote or written consent of holders of at least 66 2/3% of the then outstanding shares of Series A Convertible Preferred Stock, or (iii) the date after June 19, 1997 at which the market value of the Company's common stock, as reported by The Nasdaq National Market System, has been at least $2.00 per share for 20 consecutive trading days. The conversion rate of the preferred stock is subject to adjustment in the event of stock splits, stock dividends, recapitalizations and the like.

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

                               INDEX TO EXHIBITS

ITEM 14(A)(3). EXHIBITS

                                                                                                          MANNER OF
 NUMBER                                            DESCRIPTION                                             FILING
---------  -------------------------------------------------------------------------------------------  -------------
      3.1  Amended and Restated Certificate of Incorporation of the Registrant.                                 (10)
      3.2  Amended and Restated By-laws of the Registrant.                                                       (1)
      4.1  Specimen warrant.                                                                                     (9)
      4.3  Specimen Series A Convertible Preferred Stock Certificate.                                            (8)
      4.4  Form of Series A Convertible Preferred Stock Warrant.                                                 (8)
      4.5  Form of Common Stock Warrant.                                                                         (8)
      4.6  Form of Series A Convertible Preferred Amended Warrant.                                               (8)
      4.7  Form of Series A Convertible Preferred Stock Warrant.                                                 (8)
      4.8  Form of Warrant Issued pursuant to Common Stock and Warrant Purchase Agreement                       (16)
      4.9  Form of Warrant Issued to KMC Systems, Inc.                                                          (16)
     10.4  Early Exercise Stock Purchase Agreement between Mr. Kaiser and the Registrant, dated May
             23, 1991.                                                                                           (1)
     10.9  Co-Sale Agreement between Mr. Kaiser and the Registrant, dated May 24, 1991.                          (1)
    10.15  Master Lease Agreement between Phoenix Leasing Incorporated and the Registrant, dated
             November 1, 1992.                                                                                   (3)
    10.16  Form of Confidential Nondisclosure Agreement entered into between the Registrant and its
             consultants.                                                                                        (3)
    10.17  Form of Mutual Confidential Nondisclosure Agreement entered into between the Registrant and
             potential business partners.                                                                        (3)
    10.18  Form of Proprietary Information Agreement entered into between the Registrant and
             employees.                                                                                          (3)
    10.19  Form of Contractor Agreement entered into between the Registrant and independent
             contractors.                                                                                        (3)
   *10.21  Restated 1992 Non-Employee Directors Stock Option Plan.                                               (5)
   *10.22  Restated Dual Stock Option Plan.                                                                     (11)
    10.23  Restated Promissory Note and Agreement in the principal amount of $59,000, between the
             Registrant and Dr. Ribi, dated April 19, 1992.                                                      (1)
    10.24  Full Recourse Promissory Note in the principal amount of $39,600, between the Registrant
             and John Kaiser, dated May 23, 1991, as amended.                                                    (2)
  ++10.25  Manufacturing Agreement, dated December 30, 1992, between the Registrant and Kollsman
             Manufacturing Company, Inc.                                                                         (2)
    10.26  Lease Agreement, dated January 21, 1993, by and between the Registrant and South
             Bay/Caribbean.                                                                                      (2)
    10.28  Irrevocable Letter of Credit dated March 17, 1993 between the Registrant and South
             Bay/Caribbean.                                                                                      (3)
    10.29  Promissory Note dated April 7, 1993 issued by John Kaiser to the Registrant in the
             principal amount of $53,700.                                                                        (3)
  ++10.30  License Agreement dated July 28, 1993 between the Registrant and Research Corporation
             Technologies Incorporated.                                                                          (4)
  ++10.31  Feasibility Study and Option Agreement between the Registrant and Beckman Instruments,
             Inc., dated August 15, 1995.                                                                        (7)
  ++10.32  Patent Security Agreement between the Registrant and Beckman Instruments, Inc. dated August
             15, 1995.                                                                                           (7)

                                                                                                          MANNER OF
 NUMBER                                            DESCRIPTION                                             FILING
---------  -------------------------------------------------------------------------------------------  -------------
  ++10.33  Convertible Secured Promissory Note issued by the Registrant to Beckman Instruments, Inc.,
             dated August 15, 1995.                                                                              (7)
    10.34  Investor Rights Agreement between the Registrant and Beckman Instruments, Inc., dated
             August 15, 1995.                                                                                    (7)
    10.35  Convertible Note Purchase Agreement between the Registrant and Beckman Instruments, Inc.,
             dated August 15, 1995.                                                                              (7)
  ++10.36  Letter Agreement between the Registrant and Nunc, Inc., dated August 10, 1995.                        (7)
    10.37  Form of Non-Exclusive Distribution Agreement between the Registrant and the entities listed
             on Exhibit A thereto.                                                                               (9)
  ++10.38  Supply Agreement between Nalge Nunc International, Inc. and the Registrant, dated December
             20, 1995.                                                                                           (9)
  ++10.39  Confidential letter of understanding dated April 18, 1996 between the Registrant and KMC
             Systems, Inc.                                                                                      (12)
    10.40  Warrant Amendment Agreement dated January 4, 1996 by and among the Registrant and the
             Warrant Holders named therein.                                                                      (8)
    10.41  Warrant Purchase Agreement dated January 4, 1996 by and among the Registrant and the
             Purchasers named therein.                                                                           (8)
    10.42  Form of Common Stock and Warrant Purchase Agreement by and among the Registrant and the
             purchasers named therein.                                                                          (13)
    10.43  Form of Warrant issued to Beckman Instruments.                                                       (14)
    10.44  Form of Warrant issued to Kollsman Manufacturing Company.                                            (14)
    10.45  Form of Warrant issued to Venture Lending.                                                           (14)
++++10.46  Confidential letter of understanding dated November 1, 1996 between the Registrant and KMC
             Systems, Inc.                                                                                      (15)
    10.47  Employment Agreement between the Registrant and Mr. Hawthorne, dated January 27, 1997.               (15)
    10.48  Confidential letter of understanding dated March 28, 1997 between the Registrant and KMC
             Systems, Inc.                                                                                      (15)
    10.49  Form of Warrant issued to KMC Systems, Inc.                                                          (15)
    10.50  Form of Retention Letter to Employees from the Company dated April 3, 1997.                          (15)
    10.51  Common Stock Purchase Agreement, dated April 15, 1997, among the Registrant and the
             Purchasers named therein.                                                                          (16)
    10.52  Common Stock and Warrant Purchase Agreement, dated April 15, 1997, among the Registrant and
             the Purchasers named therein.                                                                      (16)
     23.1  Consent of Ernst & Young LLP, Independent Auditors.
     24.1  Power of Attorney.                                                                                   (15)
     27.1  Financial Data Schedule                                                                              (15)

------------------------

* Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10).

++   Confidential treatment has previously been granted for portions of this
    Exhibit.

++++ Registrant has applied for confidential treatment with respect to portions of this Exhibit.

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

(8) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-3 (No. 333-00284) which became effective January 29, 1996.

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

(15) Incorporated by reference to identically numbered exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(16) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-3 (333-26079) filed with the Commission on April 29, 1997.