Form 10-Q
period 1997-03-31
BIOCIRCUITS CORP
filed 1997-05-15
CIK 855844

                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549

                                          FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997 OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
          FROM __________________ TO  _____________________.


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

                                      Yes   X     No
                                          -----      ------

At April 30, 1997, Registrant had 10, 281,321 shares of Common Stock issued and outstanding.

                                 BIOCIRCUITS CORPORATION


                                          INDEX

PART I:  FINANCIAL INFORMATION

ITEM 1.   Financial Statements and Notes

          Condensed balance sheets (unaudited) - March 31, 1997 and
          December 31, 1996..............................................    3

          Condensed statements of operations (unaudited) - three months ended March 31, 1997 and 1996 and the period from
               March 7, 1989  (inception) through March 31, 1997 ........    4

          Condensed statements of cash flows (unaudited) - three months ended March 31, 1997 and 1996 and the period from
               March 7, 1989 (inception) through March 31, 1997 .........    5

          Notes to Condensed Financial Statements (unaudited)............    6

ITEM 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations.............    8



PART II:  OTHER INFORMATION

ITEM 5.   Other Information..............................................   13

ITEM 6.   Exhibits and Reports on Form 8-K...............................   13

Signatures ..............................................................   14

PART I:  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             BIOCIRCUITS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                       MARCH 31, 1997      DECEMBER 31, 1996
                                                                                       --------------      -----------------
                                                                                                                 (NOTE)
ASSETS
 Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . .           $     593           $   4,944
  Accounts receivable, net of allowance for doubtful accounts of $54, ($43
    on December 31, 1996). . . . . . . . . . . . . . . . . . . . . . . . . . . .                 281                 201
  Inventory  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,225                 928
  Prepaid inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 263                 375
  Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . .                 199                 381
  Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 813                 102
                                                                                           ---------           ---------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               3,374               6,931

Property and equipment, net of accumulated depreciation and
  amortization of $1,763 ($1,671 in 1996). . . . . . . . . . . . . . . . . . . .               1,441               1,375

Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 263                 376
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  44                  44
                                                                                           ---------           ---------
                                                                                           $   5,122           $   8,726
                                                                                           ---------           ---------
                                                                                           ---------           ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $     957           $   1,108
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 220                 208
  Accrued compensation and related expenses. . . . . . . . . . . . . . . . . . .                 155                 142
  Current portion of capital lease obligations . . . . . . . . . . . . . . . . .                 121                 118
                                                                                           ---------           ---------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,453               1,576

Long-term portion of capital lease obligations . . . . . . . . . . . . . . . . .                  13                  72

Stockholders' equity:
  Preferred stock, $0.001 par value, 40,000,000 shares authorized, issuable in series:  Series A convertible, 30,000,000 shares designated,
    12,446,103 shares issued and outstanding (12,455,137 shares outstanding at December 31, 1996), aggregate liquidation preference
    of $.55 per share  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               9,903               9,903
  Common stock, $0001 par value, 70,000,000 shares authorized,
    8,592,584 shares issued and outstanding (8,589,930 shares issued
    and outstanding at December 31, 1996). . . . . . . . . . . . . . . . . . . .              48,905              48,784
  Deficit accumulated during the development stage . . . . . . . . . . . . . . .             (55,096)            (51,548)
  Notes receivable secured by common stock . . . . . . . . . . . . . . . . . . .                 (15)                (15)
  Deferred compensation and other. . . . . . . . . . . . . . . . . . . . . . . .                 (41)                (46)
                                                                                           ---------           ---------
Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . .               3,656               7,078
                                                                                           ---------           ---------
                                                                                           $   5,122           $   8,726
                                                                                           ---------           ---------
                                                                                           ---------           ---------

Note:  Derived from the audited balance sheet at December 31, 1996

                             See accompanying notes

                            BIOCIRCUITS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                     THREE MONTHS ENDED          PERIOD FROM
                                                                                          MARCH 31,             MARCH 7, 1989
                                                                                 -------------------------   (INCEPTION) THROUGH
                                                                                     1997           1996        MARCH 31, 1997
                                                                                 ------------    ----------  ------------------
REVENUES:
  Product Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     234      $      45       $    655

OPERATING COSTS AND EXPENSES:
  Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,034            307          3,344
  Research and development . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,480          2,353         35,837
  Sales, general and administrative. . . . . . . . . . . . . . . . . . . . . . .      1,316          1,250         17,594
                                                                                  ---------      ---------       --------
                                                                                      3,830          3,910         56,775

Loss from operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (3,596)        (3,865)       (56,120)

Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         64             92          2,412
Interest and other expense . . . . . . . . . . . . . . . . . . . . . . . . . . .        (16)           (89)        (1,388)
                                                                                  ---------      ---------       --------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ (3,548)     $  (3,862)      $(55,096)
                                                                                  ---------      ---------       --------
                                                                                  ---------      ---------       --------
Net loss per share . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  (0.41)     $   (0.99)
                                                                                  ---------      ---------
                                                                                  ---------      ---------


Shares used in computing net loss per share. . . . . . . . . . . . . . . . . . .      8,592          3,902
                                                                                  ---------      ---------
                                                                                  ---------      ---------

                            See accompanying notes

                            BIOCIRCUITS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     THREE MONTHS ENDED          PERIOD FROM
                                                                                          MARCH 31,             MARCH 7, 1989
                                                                                 -------------------------   (INCEPTION) THROUGH
                                                                                     1997           1996        MARCH 31, 1997
                                                                                 ------------    ----------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  (3,548)     $ (3,862)       $ (55,096)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . .          95           114            3,626
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         122           ---              488
    Changes in:
      Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (56)          (45)            (257)
      Prepaid Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         112          (179)            (263)
      Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (297)          (69)          (1,225)
      Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .         158           178             (293)
      Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         ---            --               12
      Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .       (150)           544            1,306
                                                                                   ---------      ---------       ----------
           Net cash used in operating activities . . . . . . . . . . . . . . . .     (3,564)        (3,319)         (51,702)
                                                                                   ---------      ---------       ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment . . . . . . . . . . . . . . . . . . . . . .       (133)           (92)          (2,061)
  Short-term investments purchased . . . . . . . . . . . . . . . . . . . . . . .        ---            ---          (30,337)
  Short-term investments sold/redeemed . . . . . . . . . . . . . . . . . . . . .        ---            602           30,337
  Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (598)            93           (1,109)
                                                                                   ---------      ---------       ----------
    Net cash provided by (used in) investing activities. . . . . . . . . . . . .       (731)           603           (3,170)
                                                                                   ---------      ---------       ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of preferred stock, net of issuance costs . . . . . . . . . . . . . .        ---          5,938           26,933
  Issuance of common stock, net of issuance costs. . . . . . . . . . . . . . . .        ---              4           27,301
  Issuance of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . .        ---              6            4,949
  Payments on long-term obligations. . . . . . . . . . . . . . . . . . . . . . .        (56)          (164)          (3,718)
                                                                                   ---------      ---------       ----------
    Net cash provided by (used in) financing activities. . . . . . . . . . . . .        (56)         5,840           55,465
                                                                                   ---------      ---------       ----------



Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . .     (4,351)         3,124              593
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . . .      4,944          6,028              ---
                                                                                   ---------      ---------       ----------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . . .   $    593       $  9,152        $     593
                                                                                   ---------      ---------       ----------
                                                                                   ---------      ---------       ----------

                            See accompanying notes

                           BIOCIRCUITS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                               MARCH 31, 1997
                                 (UNAUDITED)

1.   NATURE OF BUSINESS AND FINANCING

       Biocircuits Corporation (a development stage company) (the "Company") was incorporated in Delaware on March 7, 1989. The Company is engaged in developing and commercializing new immunodiagnostic testing systems.

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's first sale and shipment of its IOS system occurred in March 1996. The Company has incurred a loss in each period since its inception. At March 31, 1997, the Company's accumulated deficit was $55.1 million.
       Biocircuits expects to incur additional losses over the next several years.

       The Company's bank informed it in late March 1997 that the Company was no longer in compliance with the bank's terms for the Kollsman standby letter of credit. As a result, the bank collateralized the full amount of the standby letter of credit, resulting in a $949,000 reduction in available cash to the Company. Subsequently, also in late March 1997, the Company and Kollsman reached an agreement to reduce the current amount of the standby letter of credit to $700,000, resulting in an increase of available cash of $249,000. The collateralization of the standby letter of credit meant that the Company's remaining available cash would satisfy its requirements until only mid-April 1997. In early May 1997, the Company subsequently agreed with Kollsman to extend the instrument production line shutdown until approximately August 1997. The Company has further agreed to pay Kollsman $436,000 to cover the cost of raw material and work in process currently at, or to be delivered to Kollsman. Such prepaid inventory funds will be credited back against future deliveries of IOS instruments to Biocircuits. In return, Kollsman has agreed to cancel the $700,000 standby letter of credit and the associated funds collateralized by the Company's bank will be released back to the Company.

       On April 15, 1997, the Company closed the April 1997 Financings which consisted of the sale of common stock in three tranches. With the receipt of funds from the first tranche of the April 1997 Financings, the Company believes its cash resources will be adequate to satisfy its requirements until the end of the second quarter of 1997. If the Company receives funding from the second tranche of the April 1997 Financings, the Company believes its cash resources will be adequate to satisfy its requirements into the second quarter of 1998. If the Company receives funding from the third tranche of the April 1997 Financings, the Company believes its cash resources will be adequate to satisfy its requirements into the third quarter of 1998. There can be no assurance that the Company will meet the milestones that are necessary to receive the funds from the second and third tranches. If these funds are not available, the Company will be required to significantly curtail or cease its operations and no assurance can be given that any additional financing will be available, or if available, that it would be on acceptable terms.

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

2.   BASIS OF PRESENTATION

       The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended December 31, 1996.

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

       Following is supplemental proforma earnings per share, calculated giving effect to the conversion of the outstanding convertible preferred stock on an if converted basis (in thousands, except per share data):

                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                        --------------------
                                                           1997        1996
                                                         ---------  ---------

     Net loss as reported............................   $ (3,548)   $ (3,862)
                                                         ---------  ---------
                                                         ---------  ---------

     Shares used in computing net
          loss per share as reported.................       8,592      3,902

     Adjustment to include outstanding convertible
          preferred stock previously excluded
          as it is anti-dilutive.....................       3,113      3,366
                                                         ---------  ---------

     Shares used in computing proforma net
          loss per share.............................      11,705      7,268
                                                         ---------  ---------
                                                         ---------  ---------

     Proforma net loss per share.....................    $  (0.30)  $  (0.53)
                                                         ---------  ---------
                                                         ---------  ---------


3.   EARNINGS PER SHARE

       In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The Company expects no impact from the implementation of FASB 128 as common equivalent shares are excluded from the computation as their effect is anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          IN ADDITION TO THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION, IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 1996.

     RESULTS OF OPERATIONS

          Since its inception in 1989, the Company has been engaged in research and development and marketing of medical diagnostic applications of its technologies.

          The Company has incurred a loss in each period since its inception. At March 31, 1997, the Company's accumulated deficit was $55.1 million. Biocircuits expects to incur additional losses over the next several years. The Company expects that currently available funds will be used primarily for sales and marketing programs for its IOS point-of-care system and development of additional assays for the IOS point-of-care system. The losses may vary from period to period, including from quarter to quarter, and may increase, due to the uncertainty of whether the sales and marketing programs of the Company will achieve the desired results. Accordingly, the Company believes that quarter-to-quarter results are not a useful indicator of the Company's performance.

          The Company's first sale and shipment of its IOS system occurred in March 1996, with cartridges capable of performing the T4 and T Uptake tests. The selling process typically requires the Company's sales force to work closely with distributors, generate qualified physician leads and perform demonstrations of the IOS system in physicians' offices. The selling process can be time-consuming. To date, the number of instrument sales to distributors and placements in physicians' offices have been, and continues to be, significantly less than the Company's expectations. As a result, the Company has incurred significant losses. There can be no assurance that the Company will be successful in marketing the IOS system, that the rate of sales growth will ever meet expectations or that the marketing programs of the Company will achieve the desired results.

          Certain design changes to the IOS instrument were required since the first sale and shipment of the IOS system. In April 1996, problems in some of the instrument circuitry and software required certain parts and software modifications. Further product shipments were suspended at that time while the problems were diagnosed and corrected and shipments resumed in the middle of June. The requirements to make the design changes to the instrument and the suspension of product shipments had an adverse impact on 1996 revenue and overall financial performance. There can be no assurance that additional design changes may not be required in the future or that the system performance will be reliable over time.

          On April 3, 1997, in order to reduce its losses and conserve cash, the Company reduced its work force from 92 employees to 54 employees. The Company is highly dependent upon the principal members of its management and scientific staff and key individuals in all areas of the Company. Although the Company believes it has retained sufficient employees to achieve its near-term business objectives after its reduction in force on April 3, 1997, there can be no assurance that the loss of services of such employees might not impede the achievement of the Company's business objectives. Furthermore, there can be no assurance that the reduction in force will not adversely affect the Company's ability to retain its remaining employees, however, the Company has implemented certain programs which it believes may help in retaining the key employees. The Company faces competition for qualified individuals from numerous manufacturers of medical products and other high technology products, as well as universities and academic institutions. There can be no assurance that the Company will be able to attract qualified new personnel on acceptable terms.

          In order for the Company to have success in penetrating the point-of-care immunodiagnostic market and to achieve significant sales of IOS systems and test cartridges, the Company believes it will need to continue to expand its menu of tests. In September 1996, the Company received FDA clearance to market a qualitative serum pregnancy assay. The Company also received clearances from the FDA for a TSH assay in November 1996 and a quantitative hCG assay in December 1996. During 1996, the Company developed an improved second generation cartridge for its new assays as well as existing assays. In December 1996, the Company launched its TSH assay on the second generation cartridge and in March 1997, the Company began shipping the T4 and T Uptake tests on the second generation cartridge. The second generation cartridge will be utilized for the market launch of all new assays, including the FDA cleared assays as well as those in development. Biocircuits is currently developing three additional assays: a PSA test for management of prostate cancer patients, a Digoxin test for monitoring the therapeutic usage of this drug in the treatment of heart disease and a Free T4 test for diagnosing true clinical thyroid status. In the past, the Company has experienced delays in completing the development of new tests. Furthermore, the April 1997 reduction in force reduced the number of product development employees, and there can be no assurance that the reduction will not result in further delays in completing the development of these new tests or that any expansion of the test menu will not be delayed.

          Biocircuits has developed its initial proprietary manufacturing process for producing the test cartridges for its IOS point-of-care system. Various plastic components and other materials for the cartridges are and will be obtained from contract manufacturers. The Company has experienced cartridge backlogs at various times since the March 1996 launch of the IOS point-of-care system and there can be no assurance that the Company will be able to meet customer demand for cartridges in the future, or that any order backlog will not materially adversely affect the Company's sales and marketing efforts. The Company's cartridge manufacturing milestones include improving manufacturing efficiencies, expanding mold and cartridge manufacturing capacity as both the test menu and test manufacturing volume expand, initiating manufacturing automation efforts and manufacturing the cartridge at the Company's targeted cost. The cartridge manufacturing scale-up process will require the Company to develop advanced manufacturing techniques and rigorous process controls. The automation effort will be critical to meeting the Company's longer-term cartridge manufacturing demands and cost targets. There can be no assurance that the Company will be successful in these efforts or that such efforts will result in the Company meeting expected cartridge demand or achieving the Company's longer-term cartridge manufacturing cost targets.

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

          In December 1992, the Company entered into an agreement with Kollsman pursuant to which Kollsman was appointed the exclusive North American supplier of the IOS instrument. The agreement with Kollsman contained certain minimum purchase requirements and expired three years from the date of first commercial production, subject to certain rights of earlier termination. In April 1996, the Company and Kollsman executed a letter agreement to amend the 1992 agreement (the "Letter Agreement"), pursuant to which Kollsman will be the exclusive supplier of the IOS instrument through 1997, the minimum purchase requirements were eliminated and the Company and Kollsman agreed to an acceptable fixed transfer price to be paid through 1997, the revised term of the agreement. Also pursuant to the Letter Agreement, the Company agreed to issue Kollsman a warrant to purchase 250,000 shares of Common Stock at an exercise price of $7.00 per share, subject to an increase of 50,000 shares under certain circumstances. The warrant expires at year end 1997, subject to certain extension rights. In November 1996, the Company and Kollsman amended the Letter Agreement to extend the expiration date of the warrant to June 1998, subject to certain extension rights. In order to secure an adequate supply of IOS instruments, the Company established a standby letter of credit for the benefit of Kollsman. In late March 1997, the Company and Kollsman agreed to reduce the amount of the standby letter of credit by $249,000 in exchange for reducing the exercise price of the warrant to $2.00 per share. Also in late March 1997, the Company and Kollsman agreed to issue Kollsman a warrant to purchase 50,000 shares of Common Stock in exchange for a one month shutdown of instrument production. In early May 1997, the Company subsequently agreed with Kollsman to extend the instrument production line shutdown until approximately August 1997. The Company has further agreed to pay Kollsman $436,000 to cover the cost of raw material and work in process currently at, or to be delivered to, Kollsman. Such prepaid inventory funds will be credited back against future deliveries of IOS instruments to Biocircuits. In return, Kollsman will cancel the $700,000 standby letter of credit and the associated funds collateralized by the Company's bank will be released back to the Company. The Company is entirely dependent on Kollsman as the sole source of production of its IOS instruments. Kollsman, in turn, relies upon sole-source suppliers for certain components. Failure of Kollsman's suppliers to deliver the required quantities on a timely basis and at commercially reasonable prices, or Kollsman's failure to deliver the IOS instruments to the Company on a timely basis or at commercially reasonable costs could materially adversely affect the Company.

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

          On April 15, 1997, the Company closed a private placement which consisted of the sale of 2,500,000 shares of its common stock (the "April 1997 Common Stock Financing") to be issued in three tranches. The first tranche resulted in gross proceeds of approximately $530,000 to the Company, the second tranche, conditional upon the Company's satisfaction of certain milestones for the second quarter of 1997 and stockholder approval of the issuance of the shares, will result in gross proceeds of approximately $1,190,000 to the Company and the third tranche, conditional upon the Company's satisfaction of certain milestones by the end of fiscal 1997 and stockholder approval of the issuance of the shares, will result in gross proceeds to the Company of approximately $780,000. In addition, on April 15, 1997, the Company closed a private placement which consisted of the sale of 5,447,000 units, consisting of one share of common stock and one warrant to purchase one share of common stock to be issued in two tranches (the "April 1997 Unit Financing"). The first tranche resulted in gross proceeds to the Company of approximately $1,160,000, and the second tranche, conditional upon the Company's satisfaction of certain milestones for the second quarter 1997 and stockholder approval of the issuance of the shares, will result in gross proceeds of approximately $4,290,000 to the Company. The warrants in the April 1997 Unit Financing (the "April 1997 Warrants"), which expire eighteen months after they become exerciseable, have an exercise price of $0.75 per share and cannot be exercised until after stockholder approval which will not occur before the Company's 1997 Annual Meeting to be held on June 5, 1997. At the Company's option, the Company may shorten the exercise period of the April 1997 Warrants in which case the Warrants may become redeemable by the Company at $0.01 per share, if the closing price for the Company's common stock is greater than or equal to $2.00 per share for ten days. The April 1997 Common Stock Financing and the April 1997 Unit Financing are referred to herein collectively as the "April 1997 Financings."

FIRST QUARTER FY 1997 COMPARED TO FIRST QUARTER FY 1996

     Revenue in the first quarter totaled $234,000, an increase of $189,000 or 420% from the $45,000 reported in the first quarter of 1996 when the Company initially launched its IOS system.

     Total operating costs and expenses decreased from $3,910,000 in the first quarter of 1996 to $3,830,000 in the first quarter of 1997, a decrease of $80,000 or 2%.

     Cost of sales expenses increased from $307,000 in the first quarter of 1996 to $1,034,000 in the first quarter of 1997, an increase $727,000 or 236%. The increase in cost of sales results primarily from a full quarter of production activity and expenses in 1997 compared to expenses incurred during a partial period in first quarter 1996 as the Company launched its IOS system in March 1996. These costs consist primarily of manufacturing overhead, startup costs and material costs associated with the production of a revenue-generating product.

     Research and development expenses decreased from $2,353,000 in the first quarter of 1996 to $1,480,000 in the first quarter of 1997, a decrease of $873,000 or 37%. This decrease was due primarily to a reduction in outside services, primarily non-recurring engineering charges from Kollsman.

     Sales, general and administrative expenses increased from $1,250,000 in the first quarter of 1996 to $1,316,000 in the first quarter of 1997, an increase of $66,000 or 5%. This increase was due primarily to the increased sales and marketing expenses resulting from the preparation for and marketing of the IOS point-of-care system.

     Interest income decreased from $92,000 in the first quarter of 1996 to $64,000 in the first quarter of 1997, a decrease of $28,000 or 30%. The decrease was due to decreased cash balances from ongoing operating losses, purchases of property and equipment and payments on long-term obligations. Interest and other expense decreased from $89,000 in the first quarter of 1996 to $16,000 in the first quarter of 1997, a decrease of $73,000.
Interest expense results from the Company's long-term debt and capital leases related to its property and equipment.

     Net loss decreased from $3,862,000 or $0.99 per share in the first quarter of 1996 to $3,548,000 or $0.41 per share in the first quarter of 1997, a decrease of $314,000 or 8%.

LIQUIDITY AND CAPITAL RESOURCES

          The Company historically has financed its operations primarily through sales of common and preferred stock, interest income on the cash balances available after such financings, long term debt and capital asset lease financings. Since its inception through March 31, 1997, the Company raised a total of approximately $54.2 million in the sale of common and preferred stock.

          The Company's cash and cash equivalents and short-term investments were $0.6 million as of March 31, 1997, compared to $4.9 million at the end of 1996. The decrease was due primarily to operating losses in the first quarter 1997.

          The Company's bank informed it in late March 1997 that the Company was no longer in compliance with the bank's terms for the Kollsman standby letter of credit. As a result, the bank collateralized the full amount of the standby letter of credit, resulting in a $949,000 reduction in available cash to the Company. Subsequently, also in late March 1997, the Company and Kollsman reached an agreement to reduce the current amount of the standby letter of credit to $700,000, resulting in an increase of available cash of $249,000. The collateralization of the standby letter of credit meant that the Company's remaining available cash would satisfy its requirements until only mid-April 1997. In early May 1997, the Company subsequently agreed with Kollsman to extend the instrument production line shutdown until approximately August 1997. The Company has further agreed to pay Kollsman $436,000 to cover the cost of raw material and work in process currently at, or to be delivered to, Kollsman. Such prepaid inventory funds will be credited back against future deliveries of IOS instruments to Biocircuits.
In return, Kollsman has agreed to cancel the $700,000 standby letter of credit and the associated funds collateralized by the Company's bank will be released back to the Company.

          On April 15, 1997, the Company closed the April 1997 Financings which consisted of the sale of common stock in three tranches. With the receipt of funds from the first tranche of the April 1997 Financings, the Company believes its cash resources will be adequate to satisfy its requirements until the end of the second quarter of 1997. If the Company receives funding from the second tranche of the April 1997 Financings, the Company believes its cash resources will be adequate to satisfy its requirements into the second quarter of 1998. If the Company receives funding from the third tranche of the April 1997 Financings, the Company believes its cash resources will be adequate to satisfy its requirements into the third quarter of 1998. There can be no assurances that the Company will meet the milestones that are necessary to receive the funds from the second and third tranches. If these funds are not available, the Company will be required to significantly curtail or cease its operations and no assurance can be given that any additional financing will be available, or if available, that it would be on acceptable terms.

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

          The Company believes that maintaining its listing on the Nasdaq National Market System ("Nasdaq") is central to its ability to raise additional funds as well as to provide liquidity to investors. The conversion of the Beckman Note resulted in the Company meeting Nasdaq listing requirements at year end 1996. The Company failed temporarily to meet Nasdaq net tangible assets listing requirements at the end of the first quarter of 1997. However, the proceeds from the first tranche of the April 1997 Financings allowed the Company to meet Nasdaq listing requirements, on a proforma basis, for the first quarter of 1997. The Company also expects not to be in compliance with Nasdaq listing requirements at the end of the second quarter of 1997. However, if the Company receives proceeds from the second tranche of the April 1997 Financings in July 1997, the Company believes it would meet Nasdaq listing requirements, on a proforma basis, for the second quarter in 1997. In addition, the Company believes the receipt of proceeds from the second tranche of the April 1997 Financings would result in it meeting Nasdaq listing requirements through year end 1997. If the Company receives proceeds from the third tranche of the April 1997 Financings, the Company believes it will meet Nasdaq listing requirements through the first quarter of 1998. Thereafter, the Company will be required to generate sufficient revenue or raise additional capital to maintain Nasdaq listing requirements. There can be no assurance that the Company will meet the milestones that are necessary to receive the funds from the second and third tranches.

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

                             BIOCIRCUITS CORPORATION

PART II:  OTHER INFORMATION

ITEM 5.   Other Information

          On April 16, 1997, the Company issued a press release announcing that it had closed a private placement and had received net proceeds of approximately $1.5 million in the first tranche of the April 1997 Financings, which proceeds allowed the Company to meet Nasdaq listing requirements for the first quarter of 1997 on a proforma basis. A copy of the press release announcing the April 1997 Financings is attached hereto as Exhibit 99.1 and incorporated by reference herein.

ITEM 6.   Exhibits and Reports on Form 8-K.

               a)   Exhibits

                    27.1   Financial Data Schedule

                    99.1   Press Release dated April 16, 1997

                    99.2 Proforma March 31, 1997 Balance Sheets and Statements of Operations assuming completion of a private placement and receipt of net proceeds of $1.5 million therefrom.


               b)   Reports on Form 8-K

                    None

                            BIOCIRCUITS CORPORATION

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BIOCIRCUITS CORPORATION



Date:     May 13, 1997

                                      By:          /s/ John Kaiser
                                          ------------------------------------
                                          John Kaiser
                                          President, Chief Executive Officer
                                          and Acting Secretary (Principal
                                          Executive officer)


                                       By:         /s/ Donald Hawthorne
                                          ------------------------------------
                                          Donald Hawthorne
                                          Vice President and Chief Financial
                                          Officer (Duly Authorized Officer and
                                          Principal Financial and Accounting
                                          Officer)