Form 10-K/A
period 1996-12-31
BIOCIRCUITS CORP
filed 1997-07-18
CIK 855844

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------


                                 FORM 10-K/A-2

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____


    The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System was $7,950,000* as of July 16, 1997.



    The Number of shares of Common Stock outstanding was 17,335,605 as of July 15, 1997.


                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

------------------------


* Excludes approximately 9,830,000 shares of Common Stock held by directors, officers and stockholders whose beneficial ownership exceeds five percent of the shares outstanding at July 16, 1997. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant.


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


    THE COMPANY HAS RECENTLY ENTERED INTO A LETTER OF INTENT (THE "LETTER OF INTENT") WITH THE BECTON-DICKINSON MICROBIOLOGY SYSTEMS DIVISION OF BECTON, DICKINSON AND COMPANY ("BECTON") TO ENTER INTO AN AGREEMENT (THE "AGREEMENT") THAT WOULD GIVE BECTON EXCLUSIVE WORLDWIDE MARKETING RIGHTS TO THE IOS SYSTEM AND ALL CARTRIDGES CURRENTLY AVAILABLE AS WELL AS THOSE THAT WILL BE DEVELOPED IN THE FUTURE. IT IS ALSO POSSIBLE THAT BECTON WILL ASSUME RESPONSIBILITY FOR MANUFACTURING THE IOS INSTRUMENT IN 1998. THE COMPANY CURRENTLY PLANS TO CONTINUE TO MANUFACTURE CARTRIDGES FOR TRANSFER TO BECTON AS WELL AS TO DEVELOP NEW TEST CARTRIDGES. THE LETTER OF INTENT IS NOT LEGALLY BINDING AND THE AGREEMENT, WHICH IS CURRENTLY BEING NEGOTIATED BY THE PARTIES, MAY NEVER BE FINALIZED AND EXECUTED. IF THE AGREEMENT IS EXECUTED, THE COMPANY'S OPERATIONS WILL BE MATERIALLY AFFECTED AND THE COMPANY'S RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED HEREIN.


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

    The following chart sets forth the primary immunodiagnostic tests the Company believes are most likely to be performed at the point of care:

                      POINT-OF-CARE IMMUNODIAGNOSTIC TESTS

                          TESTING CATEGORY                                 PRIMARY TESTS
--------------------------------------------------------------------  ------------------------
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

ENDOCRINOLOGY
Measuring various hormones of the endocrine system to determine       T4, T Uptake
  conditions such as thyroid dysfunction, infertility and pregnancy.  TSH, Free T4
                                                                      hCG, LH, FSH

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


    As a result of this complexity, the market for immunodiagnostic testing contrasts sharply with the market for clinical chemistry testing, where the basic technology and related equipment have become much simpler. The introduction of easy-to-use, automated systems has substantially reduced the cost of clinical chemistry testing, as reflected in reimbursement rates. For example, an independent laboratory may process 600 clinical chemistry tests per hour on one piece of equipment at a reimbursement rate of approximately $12 per 12-test panel (i.e., $1 per test). By contrast, the same laboratory may process only 125 immunodiagnostic tests per day on one piece of equipment at a reimbursement rate of approximately $12 to $30 for each single high-volume test. As a result of the introduction of the inexpensive, easy-to-use systems, point-of-care clinical chemistry testing has become widespread. The Company estimates that approximately 36,000 physician office practices and free-standing alternate site laboratories in the United States currently perform diagnostic testing of some kind, primarily clinical chemistry and hematology, in their offices. Similar advances have not been made in immunodiagnostic testing.


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


    The Company launched its IOS system in March of 1996 with the T4 & T Uptake tests in a first generation cartridge. While this system was adequate for product introduction, a second generation cartridge was required to complete development of the assay menu. Development of the second generation cartridge and optimization of the assays in the new cartridge took several months longer than was anticipated due to design iterations. Product optimization followed cartridge design completion. Optimization is also an iterative process of developing the specific chemistries and system fluidics to ensure each assay performs at its claimed specifications. As a result, launch of the new assays (TSH, Quantitative hCG & Serum hCG) have experienced delays. To date, the T4 & T Uptake test, as well as the TSH test, have been launched in the new cartridge and all future tests will need to be developed in, or converted to, the second generation cartridge. There can be no assurance that the Company will be able to obtain regulatory clearance for any future assays or products, that any such products can be manufactured in sufficient quantity, at acceptable costs and with appropriate quality, or that any such products, if and when approved, can be successfully marketed.


MANUFACTURING

    Biocircuits has developed a proprietary manufacturing process for producing the test cartridges for its IOS point-of-care system. The Company has established its initial manufacturing capability for the single-use cartridges. Various plastic components and other materials for the cartridges are and will be obtained from contract manufacturers. The Company has experienced cartridge backlogs at various times since the March 1996 launch of the IOS point-of-care system. There can be no assurance that the Company will be able to meet customer demand for cartridges in the future, or that any order backlog will not materially adversely affect the Company's sales and marketing efforts. The Company's cartridge manufacturing milestones include improving manufacturing efficiencies, expanding mold and cartridge manufacturing capacity as both the test menu and test manufacturing volume expand, increasing the level of automation and manufacturing the cartridge at the Company's targeted cost. Following the introduction of the second generation cartridge and several manufacturing process improvements, yields have improved to the targeted level of 90% and the Company has not experienced any backlogs. The Company plans further manufacturing improvements including the use of a multiple cavity mold and a 30% increase in capacity with no increase in direct labor. There can be no assurance that the Company will be successful in meeting all of the manufacturing milestones or that these milestones will be achieved on a timely basis. The April 4, 1997 reduction in work force has reduced the resources available for cost reduction and manufacturing automation programs until such time that manufacturing volumes justify such effort.


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


    In December 1992, the Company entered into an agreement with Kollsman pursuant to which Kollsman was appointed the exclusive North American supplier of the IOS instrument. The agreement with Kollsman contained certain minimum purchase requirements and expired three years from the date of first commercial production, subject to certain rights of earlier termination. In April 1996, the Company and Kollsman executed a letter agreement to amend the 1992 agreement (the "Letter Agreement"), pursuant to which Kollsman will be the exclusive supplier of the IOS instrument through 1997, the minimum purchase requirements were eliminated and the Company and Kollsman agreed to an acceptable fixed transfer price to be paid through 1997, the revised term of the agreement. Also pursuant to the Letter Agreement, the Company agreed to issue Kollsman a warrant to purchase 250,000 shares of Common Stock at an exercise price of $7.00 per share, subject to an increase of 50,000 shares under certain circumstances. The warrant was to expire at year end 1997, subject to certain extension rights. In November 1996, the Company and Kollsman amended the Letter Agreement to extend the expiration date of the warrant to June 1998, subject to certain extension rights. In order to secure an adequate supply of IOS instruments, the Company established a standby letter of credit for the benefit of Kollsman. On March 28, 1997, the Company and Kollsman entered into a confidential letter of understanding wherein Kollsman agreed to reduce the amount of the standby letter of credit by $249,000 in exchange for the Company's agreement to reduce the exercise price of the warrant to purchase Common Stock from $7.00 to $2.00 per share. Pursuant to the confidential letter of understanding, the Company also agreed to issue Kollsman a warrant to purchase 50,000 shares of Common Stock with an exercise price of $0.01 per share, such warrant to expire June 30, 1998, in exchange for a one month shutdown of instrument production. In the quarter ending March 31, 1997, the Company recorded a $124,000 expense as manufacturing overhead, $60,000 for the warrant price reduction from $7.00 to $2.00 per share and $64,000 for the issuance of the warrant to purchase 50,000 shares of common stock. Such expense determination was calculated according to Financial Accounting Standard Board Statement No. 123. In early May 1997, the Company subsequently agreed with Kollsman to extend the production shut down until August 1997. The Company has further agreed to and has paid Kollsman $436,000 to cover costs of raw material and work in process currently at Kollsman. Such prepaid inventory will be credited against future deliveries of the IOS system. In return, Kollsman canceled the $700,000 letter of credit and associated funds collateralized by the Company's bank have been released back to the Company resulting in additional available cash to the Company of $264,000. The Company is entirely dependent on Kollsman as the sole source of production of its IOS instruments. Kollsman, in turn, relies upon sole-source suppliers for certain components. Failure of Kollsman's suppliers to deliver the required quantities on a timely basis and at commercially reasonable prices, or Kollsman's failure to deliver the IOS instruments to the Company on a timely basis or at commercially reasonable costs could materially adversely affect the Company.


SALES AND MARKETING


    The Company is targeting the estimated 36,000 physician practices and alternate site laboratories that are licensed under the Clinical Laboratories Improvement Act of 1967 and Amendments of 1988 ("CLIA") for high or moderate complexity testing, most of which currently do not have an immunodiagnostic testing capability. The Company markets its IOS point-of-care system to physicians' offices and alternative site laboratories through distributors supported by its own sales force in the United States. The Company has entered into agreements with medical supply distributors with distribution sites throughout the United States and sales representatives with expertise in selling testing and other medical equipment to the physicians' office laboratory market. Although the Company's first sale and shipment of its IOS system occurred in March 1996, there can be no assurance that the Company will be successful in marketing its products, directly or through distributors. See "Business--Additional Risk Factors--Uncertain Market Acceptance of Point-of-Care Product." In addition, since the Company first established relationships with its distributors, some of the distributors of the Company's products have consolidated with companies or have been purchased by companies that do not market the Company's products. There can be no assurance that such consolidation will not continue, and if it does continue, that such consolidation will not have an adverse impact on the Company's operations.


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


    Biocircuits has developed significant knowledge about lipid/polymer biomaterials in the past eight years that the Company believes could be useful in other diagnostic system applications. In August 1995,

Biocircuits entered into an agreement with Beckman Instruments, Inc. ("Beckman") and received $3,500,000 in the form of convertible debt (the "Note") in exchange for granting Beckman options for licensing and marketing rights to certain testing applications using the Company's lipid-polymer technology. Pursuant to the terms of the agreement, Biocircuits completed a feasibility study in August 1996. Because Beckman subsequently elected not to exercise its development license option, Biocircuits regained full rights to the lipid-polymer technology in December 1996, including all improvements made during the feasibility study. In connection with the decision, Beckman also elected to convert the Note into 1,111,727 shares of the Company's Common Stock and a warrant to purchase the Company's Common Stock. The warrant is exercisable for an aggregate of 222,345 shares of the Company's Common Stock at approximately $3.45 per share at any time between December 13, 1996 and August 15, 2000.


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

RESEARCH AND DEVELOPMENT


    As of December 31, 1996, the Company's research and development staff numbered 35 individuals, seven of whom had Ph.D. degrees. The Company's research and development expenditures totaled approximately $6.1 million, $5.7 million and $7.1 million in the years ended December 31, 1994, 1995 and 1996, respectively. As a result of the Company's reduction in force which occurred on April 3, 1997, the Company ceased its only research program which focused on the lipid/polymer biotechnology, which at the time of such reduction in force consisted of three full-time scientific employees. The lipid/polymer research program is an early stage program and does not have any effect on the currently marketed products. The Company currently employs fourteen employees in its IOS product development activities, which currently consists of the development of new assays, the support of existing products already in the marketplace and software development for instrument operation. See "Business--Employees" "Management's Discussion and Analysis of Financial Condition and Results of Operations."


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

EMPLOYEES


    As of December 31, 1996, Biocircuits employed 103 individuals. On April 3, 1997, in response to lower than expected sales and in efforts to reduce the rate of cash consumption, the Company reduced its work force from 92 to 53 employees. Of the existing workforce, 14 employees are engaged in development activities, 21 are engaged in manufacturing, and 18 are devoted to sales, marketing and administrative activities, including 8 sales representatives.


ADDITIONAL RISK FACTORS

    Biocircuits' business is subject to the following risks and uncertainties in addition to those described above.

    FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING; MAINTENANCE OF
     NASDAQ LISTING


    Obtaining additional funds will be critical to the Company's ability to maintain operations through 1998. The Company will therefore continue to seek funding from various equity financing sources. Raising additional funds from public or private sources will result in significant dilution to then existing shareholders. If adequate funding is not available on a timely basis, the Company will be required to curtail its operations significantly or to cease operations. There can be no assurance that the Company will be successful in obtaining additional financing.



    On April 15, 1997, the Company closed the first tranches in two private placements in which the Company sold its common stock and issued warrants to purchase common stock (defined hereinafter as the "April 1997 Financings"). The first private placement, the April Common Stock Financing, was to consist of the sale of 2,500,000 shares of common stock at $1.00 per share to be issued in three tranches. The second private placement, the April Warrant Financing, was to consist of the sale of 5,447,000 units at $1.00 per unit, each unit consisting of one share of common stock and one warrant to purchase one share of common stock at $0.75 per share, to be issued in two tranches.

    The closing of the second tranches of the April 1997 Financings were conditional upon the Company installing a minimum of eighty-eight (88) Good Manufacturing Practices ("GMP") units of the IOS system during the three month period ended June 30, 1997 that were sold directly or indirectly by the Company. Although the Company implemented various sales and marketing programs, including evaluation programs targeted to physicians and incentive programs for its sales representatives and distributor sales representatives in order to reach this milestone, the milestone was not met by the Company and the second tranches of the April 1997 Financings did not close. The closing of the third tranche of the April Common Stock Financing was conditional upon the Company installing a minimum of two hundred thirty-five (235) GMP units of the IOS system that are sold directly or indirectly by the Company. Investors in the April Common Stock Financing have elected not to fund the Company in the third tranche.



    The Company issued 531,250 shares of its common stock in the first tranche of the April Common Stock Financing and 1,157,488 units in the first tranche of the April Units Financing. The April Financing Warrants expire eighteen months after April 15, 1997, subject to certain adjustments. At the Company's option, the Company may shorten the exercise period of the April Financing Warrants in which case they may become redeemable by the Company at $0.01 per share if the closing price for the Company's common stock is greater than or equal to $2.00 per share for ten days. The first tranches of the April 1997 Financings resulted in gross proceeds to the Company of approximately $1.7 million. With these funds, the Company believes its cash resources will be adequate to satisfy its requirements until the end of the second quarter of 1997.



    On July 3, 1997, the Company closed the July Financing in which the Company sold 6,853,567 units at $0.75 per unit, each unit consisting of one share of common stock and one warrant to purchase one share of common stock at $0.75 per share. The warrants issued in the July Financing expire eighteen months after July 3, 1997, subject to certain adjustments. The July Financing resulted in gross proceeds to the Company of approximately $5.1 million. With these funds, the Company believes its cash resources will be adequate to satisfy its requirements until the end of the second quarter of 1998.



    The Company believes that maintaining its listing on the Nasdaq National Market ("Nasdaq") is central to its ability to raise additional funds as well as to provide liquidity to investors. The conversion of the Beckman Note resulted in the Company meeting Nasdaq listing requirements at year end 1996. The Company failed temporarily to meet the Nasdaq net tangible asset listing requirement at the end of the first quarter of 1997. However, the proceeds from the first tranche of the April 1997 Financings allowed the Company to meet the Nasdaq net tangible asset listing requirement, on a proforma basis, for the first quarter of 1997. Proceeds from the July Financing allowed the Company to meet the Nasdaq net tangible asset listing requirement, on a proforma basis, for the second quarter of 1997. In addition, the Company believes the proceeds from the July Financing will result in it meeting Nasdaq listing requirements third quarter end 1997. Thereafter, the Company may be required to generate sufficient revenue or raise additional capital to maintain Nasdaq listing requirements through year end 1997.


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

    NEED TO RETAIN AND ATTRACT KEY EMPLOYEES


    The Company is highly dependent upon the principal members of its management and scientific staff and key individuals in all areas of the Company. Although the Company believes it has retained sufficient employees to achieve its near-term business objectives after its reduction in force on April 3, 1997, there can be no assurance that the loss of services of such employees might not impede the achievement of the Company's business objectives. Furthermore, there can be no assurance that the reduction in force will not adversely affect the Company's ability to retain its remaining employees. The Company has implemented certain programs which it believes will help in retaining key employees. Such programs include retention packages granted to officers and certain Company employees which provide for lump sum payments equal to twelve and six months, respectively, of salary if such employees are employed on the closing date of a merger or sale of the Company prior to March 20, 1998 and the repricing of outstanding options to purchase common stock to the current market price of the Company's common stock on March 20, 1997. The Company faces competition for qualified individuals from numerous manufacturers of medical products and other high technology products, as well as universities and academic institutions. There can be no assurance that the Company will be able to attract new qualified personnel on acceptable terms.


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


    The Company's first sale and shipment of its IOS system, with cartridges capable of performing T4 and T Uptake tests, occurred in March 1996. Certain design changes to the IOS instrument were required since the first sale and shipment of the IOS system. In April 1996, problems in some of the IOS instrument's circuitry and software, which caused the instrument to cease operating, required certain parts and software modifications. Further product shipments were suspended at that time while the problems were diagnosed and corrected. In order to correct the problems, the Company changed some electrical components within the instrument, revised an electronic circuit board, revised the embedded software which operates the instrument, and upgraded all systems, including instruments in inventory at the Company's instrument suppliers. All changes were validated and documented, and shipments to distributors were resumed in the middle of June. In addition, all instruments previously shipped to customers were retrofitted. In September 1996, the Company received FDA clearance to market a qualitative serum pregnancy assay. The Company received clearances from the FDA for a TSH assay in November 1996 and a quantitative hCG assay in December 1996. During 1996, the Company developed an improved second generation cartridge for its new assays as well as existing assays. In December 1996, the Company launched its TSH assay on the second generation cartridge. In March 1997, the Company began shipping the T4 and T Uptake tests on the second generation cartridge. The second generation cartridge will be required for the market launch of all future assays. Biocircuits is currently developing three additional assays: a prostate specific antigen ("PSA") test for management of prostate cancer patients, a Digoxin test for monitoring the therapeutic usage of this drug in the treatment of heart disease and a Free T4 test for diagnosing true clinical thyroid status. The Company does not expect to realize any significant revenue until at least 1998.

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


    UNCERTAIN MARKET ACCEPTANCE OF POINT-OF-CARE PRODUCT



    Substantially all immunodiagnostic testing currently is performed at large clinical laboratories rather than point-of-care sites. There can be no assurance that the Company will be successful in developing and penetrating the point-of-care market for immunodiagnostic testing. The Company currently employs eight sales representatives to develop its relationships with distributors which supply a substantial portion of medical and test products. The Company believes it must expand its sales force to between 12 and 20 sales representatives and further develop its relationships with distributors which currently supply a substantial portion of medical and test products to physicians. Due to its limited cash resources, the Company is uncertain when or if it will be able to attain a sales force of at least 12 sales representatives. The selling process typically requires the Company's sales force to work closely with distributors, generate qualified physician leads and perform demonstrations for the IOS system in physicians' offices. The selling process can be time-consuming and there can be no assurance that the Company will be successful in marketing the IOS system, that the rate of sales growth will meet expectations or that the marketing programs of the Company will achieve the desired results. To date, the number of instrument sales to distributors and placements in physicians' offices have been, and continue to be, significantly less than the Company's expectations, due primarily to the technical problems the Company encountered with the performance of the IOS system, which resulted in a loss of momentum within the Company's distribution network. The Company believes that if instrument sales continue to be below expectations, the Company's revenue and financial performance will be materially adversely affected. Certain design changes to the IOS instrument were required since the first sale and shipment of the IOS system. In April 1996, problems in some of the instrument circuitry and software required certain parts and software modifications. Further product shipments were suspended at that time while the problems were diagnosed and corrected. All changes were validated and documented, and shipments to distributors were resumed in the middle of June 1996. In addition, all instruments previously shipped to customers were retrofitted. The requirements to make certain design changes to the instrument and the suspension of product shipments had an adverse impact on 1996 revenue and overall financial performance. There can be no assurance that additional design changes may not be required in the future or that the system performance will be reliable over time.


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

    HISTORY OF LOSSES; EXPECTATION OF FUTURE LOSSES


    At March 31, 1997, the Company's accumulated deficit was approximately $55.1 million. Biocircuits expects to incur additional losses over the next several years. The Company expects that currently available funds will be used primarily for sales and marketing programs for its IOS point-of-care system and development of additional tests for the IOS point-of-care system. The losses may vary from period to period, including from quarter to quarter, and may increase, due to the uncertainty of whether the sales and marketing programs of the Company will achieve the desired results. Accordingly, the Company believes that quarter-to-quarter results are not a useful indicator of the Company's performance. There can be no assurance that any products will be manufactured or marketed successfully, or that profitability will ever be achieved.

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

    ANTI-TAKEOVER EFFECT OF DELAWARE LAW AND CERTAIN CHARTER PROVISIONS


    The Board of Directors has authority to issue up to 10,000,000 shares of Preferred Stock, in addition to the 30,000,000 designated shares of Series A Preferred Stock, of which 11,643,237 were outstanding on July 16, 1997, and to fix the rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of the Common Stock will be subject to, and may be adversely affected by, the rights of the holders of the outstanding Series A Preferred Stock and any other Preferred Stock that may be issued in the future. The outstanding Series A Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. Furthermore, certain provisions of the Company's Amended and Restated Certificate of Incorporation, such as a classified Board of Directors, its Amended and Restated Bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving the Company.


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

    CONCENTRATION OF SHARE OWNERSHIP


    Based upon the shares owned and outstanding as of July 16, 1997, the Company's officers, directors and 5% stockholders of the Company as a group beneficially owned approximately 65% of the Company's outstanding common stock, on an as converted basis. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.


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


    The Company had approximately 237 holders of record of its Common Stock as of July 17, 1997.


    The Company has never paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES


    On January 29, 1996, the Company amended outstanding warrants to purchase 2,666,514 shares of the Company's Series A Preferred Stock, one half of which became exercisable for an exercise price of $1.46 per share, and the other half of which became exercisable for an exercise price equal to 70% of the stock's fair market value at time of conversion. Such amended warrants were issued to 29 persons and institutional accredited and non-accredited investors in reliance on
Section 3(a)(9) of the Securities Act of 1933, as amended (the "Securities Act"). Also on January 29, 1996, the Company closed a private placement pursuant to which the Company issued new warrants to purchase 1,426,499 shares of Series A Preferred Stock at an exercise price of $1.46 per share and new warrants to purchase 1,426,499 shares of Series A Preferred Stock at an exercise price equal to 70% of the fair market value of such stock. The new warrants (collectively with the amended warrants, the "1996 Series A Warrants") were issued to 19 persons and institutional accredited and non-accredited investors in reliance on Rule 506 ("Rule 506") under the Securities Act. In consideration for the issuance of the 1996 Series A Warrants, the Company received the right to require the exercise of one half of the 1996 Series A Warrants upon the occurrence of corporate certain milestones.



    The Company's Series A Preferred Stock is convertible, at the option of the holder, into the Company's Common Stock at a rate of one share of Common Stock for every four shares of Series A Preferred Stock. During the twelve month period ended December 31, 1996, the Company issued 1,848,965 shares of Common Stock upon the conversion of 7,395,927 shares of its Series A Preferred Stock to 35 persons who were holders of the Company's Series A Preferred Stock in reliance on Section 3(a)(9) of the Securities Act.


    Pursuant to an April 1996 manufacturing agreement entered into between the Company and Kollsman, the Company issued Kollsman a warrant to purchase up to 250,000 shares of Common Stock at an exercise price of $7.00 per share in reliance on Section 4(2) of the Securities Act.


    In March 1996 and June 1996, the Company issued warrants to purchase up to 7,628 shares of Common Stock at an exercise price of 70% of the fair market value of such stock at the time of conversion to Venture Lending in connection with a standby letter of credit and a line of credit agreement entered into between the Company and Venture Lending. The issuance of the Warrants was made in reliance on Section 4(2) of the Securities Act.


    On October 21, 1996, the Company sold an aggregate of 1,930,462 shares of Common Stock and warrants to purchase an additional 965,231 shares of Common Stock at an exercise price of $3.43 per share to 29 persons and institutional accredited investors, in reliance on Rule 506. The aggregate offering price of such shares of Common Stock and warrants was $5,791,386, including the placement agent's fee of $474,894.



    In November 1996, the Company amended warrants to 19 persons and institutional accredited and non-accredited investors to purchase up to 3,513,213 shares of Series A Preferred Stock to extend the term of such warrants from December 18, 1996 to February 14, 1997, in reliance on Section 3(a)(9) of the Act.


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


    On April 15, 1997, the Company sold an aggregate of 1,688,738 shares of Common Stock and warrants to purchase an additional 1,157,488 shares of Common Stock at an exercise price of $0.75 per share to 30 persons and institutional accredited investors, in reliance on Rule 506. The aggregate offering price of such shares of Common Stock and warrants was $1,688,738.



    On July 3, 1997, the Company sold an aggregate of 6,853,567 shares of Common Stock and warrants to purchase an additional 6,853,567 shares of Common Stock at an exercise price of $0.75 per share to 20 persons and institutional accredited investors, in reliance on Rule 506. The aggregate offering price of such shares of Common Stock and warrants was $5,140,175.25.

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



    THE COMPANY HAS RECENTLY ENTERED INTO A LETTER OF INTENT WITH BECTON TO ENTER INTO AN AGREEMENT THAT WOULD GIVE BECTON EXCLUSIVE WORLDWIDE MARKETING RIGHTS TO THE IOS SYSTEM AND ALL CARTRIDGES CURRENTLY AVAILABLE AS WELL AS THOSE THAT WILL BE DEVELOPED IN THE FUTURE. IT IS ALSO POSSIBLE THAT BECTON WILL ASSUME RESPONSIBILITY FOR MANUFACTURING THE IOS INSTRUMENT IN 1998. THE COMPANY CURRENTLY PLANS TO CONTINUE TO MANUFACTURE CARTRIDGES FOR TRANSFER TO BECTON AS WELL AS TO DEVELOP NEW TEST CARTRIDGES. THE LETTER OF INTENT IS NOT LEGALLY BINDING AND THE AGREEMENT, WHICH IS CURRENTLY BEING NEGOTIATED BY THE PARTIES, MAY NEVER BE FINALIZED AND EXECUTED. IF THE AGREEMENT IS EXECUTED, THE COMPANY'S OPERATIONS WILL BE MATERIALLY AFFECTED AND THE COMPANY'S RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED HEREIN.


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


    Certain design changes to the IOS instrument were required since the first sale and shipment of the IOS system. In April 1996, problems in some of the IOS instrument's circuitry and software, which caused the instrument to cease operating, required certain parts and software modifications. Further product shipments were suspended at that time while the problems were diagnosed and corrected. In order to correct the problems, the Company changed some electrical components within the instrument, revised an electronic circuit board, revised the embedded software which operates the instrument, and upgraded all systems, including instruments in inventory at the Company's instrument supplies. All changes were validated and documented and shipments to distributors were resumed in the middle of June. In addition, all instruments previously shipped to customers were retrofitted. The requirements to make certain design changes to the instrument and the suspension of product shipments had an adverse impact on 1996 revenue and overall financial performance. There can be no assurance that additional design changes may not be required in the future or that the system performance will be reliable over time.


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


    On April 3, 1997, in order to reduce its losses and conserve approximately $250,000 per month, the Company reduced its work force from 92 employees to 54 employees. As a result of the Company's reduction in force, the Company ceased its existing lipid/polymer research programs, which at the time of such reduction in force consisted of three full-time scientific employees. The lipid/polymer research program is an early stage program and does not have any effect on the currently marketed products.



    In order for the Company to have success in penetrating the point-of-care immunodiagnostic market and to achieve significant sales of IOS systems and test cartridges, the Company believes it will need to continue to expand its menu of tests. In September 1996, the Company received FDA clearance to market a qualitative serum pregnancy assay. The Company also received clearances from the FDA for a TSH assay in November 1996 and a quantitative hCG assay in December 1996. During 1996, the Company developed an improved second generation cartridge for its new assays as well as existing assays. Development of the second generation cartridge and optimization of the assays in the new cartridge took several months longer than anticipated due to design iterations. Product optimization followed cartridge design completion. Optimization is also an iterative process of developing the specific chemistries and system fluidics to ensure each assay performs at its claimed specifications. As a result, launch of the new assays (TSH, Quantitative hCG & Serum hCG) have experienced delays. In December 1996, the Company launched its TSH assay on the second generation cartridge. In March 1997, the Company began shipping the T4 and T Uptake tests on the second generation cartridge. The second generation cartridge will be required for the market launch of all new assays. There can be no assurance that the conversion of assays to the new second generation cartridge will occur according to schedule or that the second generation cartridge will perform as planned. In addition, existing assays will be converted to the new cartridge in the near future. Biocircuits is currently developing three additional assays: a PSA test for management of prostate cancer patients, a Digoxin test for monitoring the therapeutic usage of this drug in the treatment of heart disease and a Free T4 test for diagnosing true clinical thyroid status. In the past, the Company has experienced delays in completing the development of new tests. Furthermore, the April 1997 reduction in force reduced the number of employees responsible for developing the three additional assays. There can be no assurance that the reduction in assay development employees will not result in further delays in completing the development of these new tests. There can be no assurance that the Company will be successful in expanding its menu of tests and according to schedule, as well as obtaining regulatory approvals for such tests.


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


    In December 1992, the Company entered into an agreement with Kollsman pursuant to which Kollsman was appointed the exclusive North American supplier of the IOS instrument. The agreement with Kollsman contained certain minimum purchase requirements and expired three years from the date of first commercial production, subject to certain rights of earlier termination. In April 1996, the Company and Kollsman executed a letter agreement to amend the 1992 agreement (the "Letter Agreement"), pursuant to which Kollsman will be the exclusive supplier of the IOS instrument through 1997, the minimum purchase requirements were eliminated and the Company and Kollsman agreed to an acceptable fixed transfer price to be paid through 1997, the revised term of the agreement. Also pursuant to the Letter Agreement, the Company agreed to issue Kollsman a warrant to purchase 250,000 shares of Common Stock at an exercise price of $7.00 per share, subject to an increase of 50,000 shares under certain circumstances. The warrant expires at year end 1997, subject to certain extension rights. In November 1996, the Company and Kollsman amended the Letter Agreement to extend the expiration date of the warrant to June 1998, subject to certain extension rights. In order to secure an adequate supply of IOS instruments, the Company established a standby letter of credit for the benefit of Kollsman. In late March 1997, the Company and Kollsman agreed to reduce the amount of the standby letter of credit by $249,000 in exchange for reducing the exercise price of the warrant from $7.00 to $2.00 per share. Also in late March 1997, the Company and Kollsman agreed to issue Kollsman a warrant to purchase 50,000 shares of Common Stock in exchange for a one month shutdown of instrument production. In the quarter ended March 31, 1997, the Company recorded a $124,000 expense as manufacturing overhead, $60,000 for the warrant price reduction from $7.00 to $2.00 per share and $64,000 for the issuance of the warrant to purchase 50,000 shares of Common Stock. Such expense determination was calculated according to Financial Accounting Standard Board Statement No. 123. In early May 1997, the Company subsequently agreed with Kollsman to extend the instrument production line shutdown until August 1997. The Company further agreed to and has paid Kollsman $436,000 to cover the cost of raw material and work in process currently at, or to be delivered to, Kollsman. Such prepaid inventory will be credited back against future deliveries of IOS instruments to Biocircuits. In return, Kollsman canceled the $700,000 standby letter of credit and the associated funds collateralized by the Company's bank have been released back to the Company. The Company is entirely dependent on Kollsman as the sole source of production of its IOS instruments. Kollsman, in turn, relies upon sole-source suppliers for certain components. Failure of Kollsman's suppliers to deliver the required quantities on a timely basis and at commercially reasonable prices, or Kollsman's failure to deliver the IOS instruments to the Company on a timely basis or at commercially reasonable costs could materially adversely affect the Company.


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


    On April 15, 1997, the Company closed the first tranches in the April 1997 Financings in which the Company sold its common stock and issued warrants to purchase common stock. The first private placement, the April Common Stock Financing, was to consist of the sale of 2,500,000 shares of common stock at $1.00 per share to be issued in three tranches. The second private placement, the April Warrant Financing, was to consist of the sale of 5,447,000 units at $1.00 per unit, each unit consisting of one share of common stock and one warrant to purchase one share of common stock at $0.75 per share, to be issued in two tranches.



    The closing of the second tranches of the April 1997 Financings were conditional upon the Company installing a minimum of eighty-eight (88) Good Manufacturing Practices ("GMP") units of the IOS system during the three month period ended June 30, 1997 that were sold directly or indirectly by the Company. Although the Company implemented various sales and marketing programs, including evaluation programs targeted to physicians and incentive programs for its sales representatives and distributor sales representatives in order to reach this milestone, the milestone was not met by the Company and the second tranches of the April 1997 Financings did not close. The closing of the third tranche of the April Common Stock Financing was conditional upon the Company installing a minimum of two hundred thirty-five (235) GMP units of the IOS system that are sold directly or indirectly by the Company. Investors in the April Common Stock Financing have elected not to fund the Company in the third tranche.



    The Company issued 531,250 shares of its common stock in the first tranche of the April Common Stock Financing and 1,157,488 units in the first tranche of the April Units Financing. The April Financing Warrants expire eighteen months after April 15, 1997, subject to certain adjustments. At the Company's option, the Company may shorten the exercise period of the April Financing Warrants in which case they may become redeemable by the Company at $0.01 per share if the closing price for the Company's common stock is greater than or equal to $2.00 per share for ten days. The first tranches of the April 1997 Financings resulted in gross proceeds to the Company of approximately $1.7 million. With these funds, the Company believes its cash resources will be adequate to satisfy its requirements until the end of the second quarter of 1997.



    On July 3, 1997, the Company closed the July Financing in which the Company sold 6,853,567 units at $0.75 per unit, each unit consisting of one share of common stock and one warrant to purchase one share of common stock at $0.75 per share. The warrants issued in the July Financing expire eighteen months after July 3, 1997, subject to certain adjustments. The July Financing resulted in gross proceeds to the Company of approximately $5.1 million. With these funds, the Company believes its cash resources will be adequate to satisfy its requirements until the end of the second quarter of 1998.

    Biocircuits has developed significant knowledge about lipid/polymer biomaterials in the past eight years that the Company believes could be useful in other diagnostic system applications. In August 1995, Biocircuits entered into an agreement with Beckman Instruments, Inc. ("Beckman") and received $3,500,000 in the form of convertible debt (the "Note") in exchange for granting Beckman options for licensing and marketing rights to certain testing applications using the Company's lipid-polymer technology. Pursuant to the terms of the agreement, Biocircuits completed a feasibility study in August 1996. Because Beckman subsequently elected not to exercise its development license option, Biocircuits regained full rights to the lipid-polymer technology in December 1996, including all improvements made during the feasibility study. In connection with the decision, Beckman also elected to convert the Note into 1,111,727 shares of the Company's Common Stock and a warrant to purchase the Company's Common Stock. The warrant is exercisable for an aggregate of 222,345 shares of the Company's Common Stock at approximately $3.45 per share at any time between December 13, 1996 and August 15, 2000.


RESULTS OF OPERATIONS

    Following the Company's March 1996 launch of the IOS system, the Company recorded revenue of $421,000 in 1996.


    The Company's total operating costs and expenses increased from $8.33 million in 1994 to $8.36 million in 1995 and increased to $14.81 million in 1996. In early 1994, the Company announced a decision to reformulate the test method in the proprietary assay cartridge used in its IOS system replacing the lipid/ polymer technology with fluorescence technology and redesigning the cartridge. As a result, the Company recorded a one-time charge in the first quarter of 1994 of $992,000 as a research and development expense in 1994 for equipment ($720,000) and purchase commitments ($272,000) related to this reformulation. The $720,000 included manufacturing equipment, tooling and raw materials specific to the obsoleted technology. The $272,000 consisted primarily of raw material for instruments. Excluding this non-recurring charge, operating costs and expenses increased from an adjusted $7.33 million in 1994 to $8.36 million in 1995, followed by an increase to $14.8 million in 1996.


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


    The Company's bank informed it in late March 1997 that the Company was no longer in compliance with the bank's terms for the Kollsman standby letter of credit. As a result, the bank collateralized the full amount of the standby letter of credit, resulting in a $949,000 reduction in available cash to the Company. Subsequently, also in late March 1997, the Company and Kollsman reached an agreement to reduce the current amount of the standby letter of credit to $700,000, resulting in an increase of available cash of $249,000 in exchange for reducing the exercise price from $7.00 to $2.00 per share of the warrant issued in April 1996 to purchase 250,000 shares of Common Stock. See "Note 11. Commitments." The collateralization of the standby letter of credit meant that the Company's remaining available cash would satisfy its requirements until only mid-April 1997. In late March, the Company and Kollsman agreed to issue Kollsman a warrant to purchase 50,000 shares of Common Stock in exchange for a one month shutdown of instrument production. In the quarter ending March 31, 1997, the Company recorded a $124,000 expense as manufacturing overhead, $60,000 for the warrant price reduction from $7.00 to $2.00 per share and $64,000 for the issuance of the warrant to purchase 50,000 shares of Common Stock. Such expense determination was calculated according to Financial Accounting Standard Board Statement No. 123. In early May 1997, the Company subsequently agreed with Kollsman to extend the instrument production line shutdown until August 1997. The Company further agreed to and has paid Kollsman $436,000 to cover the cost of raw material and work in process currently at, or to be delivered to Kollsman. Such prepaid inventory funds will be credited back against future deliveries of IOS instruments to Biocircuits. In return, Kollsman has canceled the $700,000 standby letter of credit and the associated funds collateralized by the Company's bank have been released back to the Company.



    On April 15, 1997, the Company closed the April 1997 Financings which consisted of the sale of common stock and warrants to purchase common stock in three tranches. With the receipt of funds from the April 1997 Financings, the Company received adequate cash resources to satisfy its requirements through the end of the second quarter 1997. With the proceeds from the July Financing, which closed on July 3, 1997, the Company believes its cash resources will be adequate to satisfy its requirements through the second quarter 1998.

    Obtaining additional funds will be critical to the Company's ability to maintain operations through 1998. The Company will therefore continue to seek funding from various equity financing sources. Raising additional funds from public or private sources will result in significant dilution to then existing shareholders. If adequate funding is not available on a timely basis, the Company will be required to curtail its operations significantly or to cease operations. There can be no assurance that the Company will be successful in obtaining additional financing.



    The Company believes that maintaining its listing on the Nasdaq National Market System ("Nasdaq") is central to its ability to raise additional funds as well as to provide liquidity to investors. The conversion of the Beckman Note resulted in the Company meeting Nasdaq listing requirements at year end 1996. The Company failed temporarily to meet the Nasdaq net tangible assets listing requirement at the end of the first quarter of 1997. However, the proceeds from the first tranche of the April 1997 Financings allowed the Company to meet the Nasdaq listing requirement, on a proforma basis, for the first quarter of 1997. Proceeds from the July Financing allowed the Company to meet the Nasdaq net tangible asset listing requirement, on a proforma basis, for the second quarter of 1997. In addition, the Company believes the proceeds from the July Financing will result in it meeting Nasdaq listing requirements through third quarter 1997. Thereafter, the Company may be required to generate sufficient revenue or raise additional capital to maintain Nasdaq listing requirements through year end 1997.


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

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS


    Set forth below is biographical information for each director of the Company.



DIRECTORS CONTINUING IN OFFICE UNTIL THE 2000 ANNUAL MEETING OF STOCKHOLDERS


CLASS I DIRECTORS

    ROBERT CURRY, PH.D.


    Robert Curry, Ph.D., age 51, has served as a Director of the Company since May 1991. He has been a General Partner of the Sprout Group, a submanager of various Merrill Lynch venture capital funds, since May 1991, and is currently Vice President of DLJ Capital Corp., the management company for the Sprout Group. From August 1984 to May 1991, Dr. Curry was employed at ML Venture Capital, Inc., and ML R&D Management Inc., each a venture capital management company, most recently as President of both companies. Dr. Curry is a Director of Connective Therapeutics, Inc., Diatide, Inc. and Photon Technology International, Inc. Dr. Curry holds a Ph.D. and an M.S. in Analytical Chemistry from Purdue University and a B.S. in Physics from the University of Illinois. Dr. Curry is the chairman of the Compensation Committee and a member of the Disinterested Compensation Committee.


    DAVID RUBINFIEN


    David Rubinfien, age 75, has served as a Director of the Company since December 1990. From January 1989 to January 1991, Mr. Rubinfien was employed by Systemix, Inc., a biotechnology company, most recently as President, Chief Executive Officer and Chairman of the Board. From September 1985 to March 1989, he was Chairman and Chief Executive Officer of Microgenics Corporation, a biotechnology company. Mr. Rubinfien serves as a Director of Molecular Biosystems, Inc., ChemTrak Incorporated, and Matritech Inc. He holds an M.S. in Mathematics and Physics from the Illinois Institute of Technology and an M.B.A. from the University of Chicago. Mr. Rubinfien is a member of the Compensation Committee, the Disinterested Compensation Committee and became a member of the Audit Committee in May 1997.


DIRECTORS CONTINUING IN OFFICE UNTIL THE 1998 ANNUAL MEETING OF STOCKHOLDERS


CLASS II DIRECTOR


    PATRICK LATTERELL


    Patrick Latterell, age 39, has served as a Director of the Company since September 1989. Mr. Latterell is a General Partner of Venrock Associates, a venture capital investment group, which he joined in April 1989. Prior to joining Venrock Associates, Mr. Latterell was a Senior Vice President at Rothschild Ventures, Inc., a venture capital investment group, and a general partner of several affiliated venture capital partnerships. Mr. Latterell is a Director of Vical Inc., Pharmacyclics, Inc. and Geron Corporation. Mr. Latterell holds an M.B.A. from Stanford University and S.B. degrees in Biological Sciences and Economics from the Massachusetts Institute of Technology. Mr. Latterell is a member of the Audit Committee and the Disinterested Compensation Committee.

DIRECTORS CONTINUING IN OFFICE UNTIL THE 1999 ANNUAL MEETING OF STOCKHOLDERS



CLASS III DIRECTOR



    JOHN KAISER



    John Kaiser, age 60, has served as President and Chief Executive Officer of the Company since April 1990 and as a Director since June 1990. In March 1992, he was appointed Chairman of the Board. In April 1997, Mr. Kaiser was temporarily appointed Acting Secretary of the Company, and served in that capacity until June 5, 1997. From 1981 to 1990, Mr. Kaiser was employed by Boehringer Mannheim, GmbH, a multinational medical products corporation, where he most recently served as President of the Physician Laboratory Products Division. From 1970 to 1981, Mr. Kaiser was employed by Abbott Laboratories, a multinational medical products company, where he served in various positions including Business Unit Manager, Small Instruments Group and Marketing Manager, Noninfectious Diseases, of the diagnostics division. Mr. Kaiser has been a Director of Instrumentation Metrics, Inc. since December 1994. Mr. Kaiser holds a B.S. in Economics from the University of Wisconsin.


EXECUTIVE OFFICERS

    The names of the executive officers of the Company and certain biographical information about them is set forth below:


NAME                           AGE                               POSITION
-----------------------------  ---  ------------------------------------------------------------------

John Kaiser                    60   President, Chief Executive Officer

Lawrence J. Blecka, Ph.D.      52   Vice President, Research and Development

R. Jeffrey Green               54   Vice President, Quality Assurance and Regulatory Affairs

Donald B. Hawthorne            41   Vice President and Chief Financial Officer

Robert D. Testorff             51   Vice President, Human Resources

James H. Welch                 39   Secretary, Treasurer and Controller

William M. Wright, III         49   Vice President, Operations


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

    DONALD B. HAWTHORNE, age 41, served as Vice President and Chief Financial Officer of the Company from January 1991 until June 13, 1997 when he tendered his resignation from the Company to pursue other employment. Mr. Hawthorne also served as Secretary of the Company from March 1992 to April 1997. Mr. Hawthorne relocated to the east coast in April 1997. See "Employment Agreements." In 1990 Mr. Hawthorne served as Vice President, Finance and Administration and Chief Financial Officer of Oclassen Pharmaceuticals, Inc., a pharmaceutical company. From 1985 to 1990, he was employed by Genelabs Incorporated, a biotechnology company, most recently as Chief Financial Officer. From 1983 to 1985, Mr. Hawthorne was employed by Syntex Corporation, a pharmaceutical company, most recently as Financial Planning Manager and Controller of the Ophthalmics Division. Mr. Hawthorne holds an M.B.A. from Stanford University and a B.S. in Mathematics from Harvey Mudd College.


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


    JAMES H. WELCH, age 39, joined Biocircuits as Corporate Controller in July 1992. Mr. Welch was appointed Secretary and Treasurer in June 1997. From 1988 to 1992 Mr. Welch held various positions at NeXT Computer, Inc., most recently as Division Controller and from 1985 to 1988 he held various positions at Avantek, Inc., a telecommunications company, where his most recent position was a Senior Finance Manager. Mr. Welch received his M.B.A. from Washington State University and received his B.A. in Business Administration from Whitworth College.


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


(3) Recently relocated to the northeastern United States. See "Employment Agreements." Resigned from the Company, effective June 13, 1997.


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

                             EMPLOYMENT AGREEMENTS


    In January 1997, the Company and Mr. Hawthorne entered into an employment agreement whereby the Company agreed to employ Mr. Hawthorne as Vice President and Chief Financial Officer of the Company until the earlier of September 30, 1997 or the termination, either voluntary or for cause, of Mr. Hawthorne's employment, (the "Employment Term"). During the Employment Term, Mr. Hawthorne was permitted to devote a reasonable amount of time to pursue other employment, if consistent with Mr. Hawthorne's responsibilities to the Company. Pursuant to the employment agreement, Mr. Hawthorne's compensation during the Employment Term was his base salary in effect prior to entering into the employment agreement until July 1, 1997, and 50% of his base salary thereafter. Following the Employment Term, Mr. Hawthorne will serve as a consultant to the Company for two years with no compensation, except for the continued vesting of stock options. Mr. Hawthorne resigned from the Company, effective June 13, 1997.



    In April 1997, the Company granted employee retention packages to certain Company employees. The executive officers who were granted retention packages included Mr. Kaiser, Mr. Wright and Dr. Blecka. Mr. Hawthorne was also granted a retention package, conditional upon his being employed by the Company upon the date of a merger or sale of the Company occurring before March 20, 1998. Mr. Hawthorne resigned from the Company, effective June 13, 1997 and his retention package was therefore terminated. The retention packages for officers provide for a lump sum payment to be made to each officer, equal to twelve months salary, or $220,000 to Mr. Kaiser, $145,000 to Mr. Wright and $186,000 to Dr. Blecka, if the officer is employed on the closing date of a merger or sale of the Company occurring before March 20, 1998.

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

    Annual performance reviews for executive officers are conducted by the Committees, comparing actual Company progress against detailed annual plans. Elements of the plan such as progress on product development, financial matters, including attracting capital and expense control, strategic planning, including attracting capital and expense control. Strategic planning, including corporate collaborations, and organization development are considered, with product development, financing and sales of products being the most important factors. The Committees then develop recommendations for each executive officer that are presented to the full Board for review and approval. Following a complete and thorough review of the Company's progress in 1995, including the filing and approval of several 510(k) applications, in January of 1996 the Committee recommended and the Board approved a merit increase for all officers that ranged from 3.8% to 11.5%. In addition, Dr. Ribi, who was at that time Senior Vice President and Chief Scientific Officer of the Company, was given a one time adjustment of 8.5% to bring his salary more into line with competitive salaries as represented by the Radford study data. Following a company wide performance review by the Compensation committee and the Committee's particular consideration to the

------------------------

(1) The material in this report is not "soliciting material," is not deemed filed with the SEC, and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in any filing.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


    The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock and Series A Convertible Preferred Stock ("Series A Stock") as of July 15, 1997, by: (i) each stockholder who is known by the Company to own beneficially more than 5% of the Common Stock or Series A Stock; (ii) each executive officer of the Company named in the Summary Compensation Table; (iii) each director of the Company; and (iv) all directors and executive officers of the Company as a group.



                                     NUMBER OF SHARES                            NUMBER OF SHARES OF
                                      OF COMMON STOCK                           SERIES A CONVERTIBLE
                                       BENEFICIALLY      PERCENT BENEFICIALLY      PREFERRED STOCK      PERCENT BENEFICIALLY
BENEFICIAL OWNER                         OWNED(1)              OWNED(1)         BENEFICIALLY OWNED(2)         OWNED(2)
-----------------------------------  -----------------  ----------------------  ---------------------  ----------------------
Entities affiliated with Special          9,345,899              37.73%                  --                      --
 Situations Fund III, L.P. (3)
  153 East 53rd Street
  51st Floor
  New York, NY 10022-4611

Robert Curry, Ph.D. (4)                   3,892,567              18.61%                 8,000,000                68.7%
  c/o Biocircuits Corporation
  1324 Chesapeake Terrace
  Sunnyvale, CA 94089

Entities Affiliated with The Sprout       3,892,567              18.61%                 8,000,000                68.7%
 Group (4)
  World Financial Center
  North Tower, 27th Floor
  New York, NY 10281

H&Q Biocircuits Investors, L.P. (5)       3,032,192               14.1%                  --                      --

Beckman Instruments, Inc. (6)             1,334,072                6.5%                  --                      --
  2500 Harbor Boulevard
  Fullerton, CA 92834-3100

Glenbrook Partners, L.P. (7)              1,152,840               5.55%                  --                      --

Patrick Latterell (8)                       907,174               4.48%                 2,992,622                25.7%
  c/o Venrock Associates
  755 Page Mill Road, Suite A230
  Palo Alto, CA 94304

Entities affiliated with Venrock            900,570                4.4%                 2,992,622                25.7%
 Associates (9)
  30 Rockefeller Plaza, Room 5508
  New York, NY 10112

John Kaiser (10)                            443,122               2.12%                    70,000                *
  c/o Biocircuits Corporation
  1324 Chesapeake Terrace
  Sunnyvale, CA94089

Lawrence J. Blecka (11)                      96,221               *                      --                      --

Byron Hewett                                 41,698               *                       103,794                *

Donald B. Hawthorne (12)                     59,251               *                      --                      --

                                     NUMBER OF SHARES                            NUMBER OF SHARES OF
                                      OF COMMON STOCK                           SERIES A CONVERTIBLE
                                       BENEFICIALLY      PERCENT BENEFICIALLY      PREFERRED STOCK      PERCENT BENEFICIALLY
BENEFICIAL OWNER                         OWNED(1)              OWNED(1)         BENEFICIALLY OWNED(2)         OWNED(2)
-----------------------------------  -----------------  ----------------------  ---------------------  ----------------------
William M. Wright, III (13)                  33,537               *                        37,900                *

David Rubinfien (14)                         25,116               *                        35,000                *

James H. Welch (15)                          21,688               *                      --                      --

R. Jeffrey Green (16)                        15,313               *                      --                      --

Robert D. Testorff (17)                       8,565               *                      --                      --

All executive officers and                5,544,252               26.0%                11,239,316                96.5%
 directors as a group (11 persons)
 (See footnotes 1-19)


------------------------

 *  Less than 1%.


(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the Securities Exchange Commission (the "SEC"). Common Stock amounts include Common Stock issuable upon conversion of outstanding Series A Stock. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 17,335,605 shares of Common Stock outstanding on July 14, 1997, adjusted as required by rules promulgated by the SEC. Includes shares which certain executive officers, directors and principal stockholders of the Company have the right to acquire within 60 days after the date of this table pursuant to outstanding options ("vested options") and warrants.



(2) Numbers based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Numbers are based on 11,643,237 shares of Series A Stock outstanding on July 14, 1997, adjusted as required by rules promulgated by the SEC. The Series A Stock is convertible into Common Stock at a ratio of four shares of Series A Stock for one share of Common Stock.



(3) Includes 626,667 shares of Common Stock held by record by Special Situations Cayman Fund, L.P. ("SSCF"); 51,042 shares of Common Stock issuable upon the exercise of warrants held of record by SSCF; 63,750 shares of Common Stock issuable upon the exercise of April Financing Warrants held of record by SSCF; 533,333 shares of Common Stock issuable upon the exercise of July Financing Warrants held by SSCF; 2,037,983 shares of Common Stock held of record by Special Situations Fund III, L.P. ("SSFIII"); 153,125 shares of Common Stock issuable upon the exercise of warrants held of record by SSFIII; 255,000 shares of Common Stock issuable upon the exercise of April Financing Warrants held of record by SSFIII; 1,733,333 shares of Common Stock issuable upon the exercise of July Financing Warrants held by SSFIII; 1,945,833 shares of Common Stock held of record by Special Situations Private Equity Fund, L.P. ("SSPEF"); 212,500 shares of Common Stock issuable upon the exercise of April Financing Warrants held of record by SSPEF; 1,733,333 shares of Common Stock issuable upon the exercise of July Financing Warrants held by SSPEF.



(4) Includes 42,362 shares of Common Stock held of record by DLJ Capital Corporation ("DLJ"); 25,870 shares of Common Stock issuable upon the exercise of July Financing Warrants held by DLJ; 310,440 shares of Series A Convertible Preferred Stock held by DLJ; 508,886 shares of Common Stock held of record by Sprout Capital VII, L.P. ("SCVII"); 310,770 shares of Common Stock issuable upon the exercise of July Financing Warrants held by SCVII; 3,729,240 shares of Series A Convertible Preferred

    Stock held of record by SCVII; 267,502 shares of Common Stock held of record by Sprout Capital VI, L.P. ("SCVI"); 163,360 shares of Common Stock issuable upon the exercise of July Financing Warrants held by SCVI; 1,960,320 shares of Series A Convertible Preferred Stock held of record by SCVI; 401,734 shares of Common Stock held by record by ML Venture Partners II, L.P. ("ML Venture"); 166,667 shares of Common Stock issuable upon the exercise of July Financing Warrants held by ML Venture; 2,000,000 shares of Series A Convertible Preferred Stock held of record by ML Venture, all of which Robert Curry, Ph.D., a director of the Company and a general partner of the Sprout Group (the submanager of ML Venture), disclaims beneficial ownership of, except to the extent of any partnership interest therein; and 5,416 shares subject to stock options held by Dr. Curry, exercisable within 60 days of the date of this table, all of such options shall be assigned to ML Venture upon exercise.



(5) Includes 212,500 shares of Common Stock issuable upon the exercise of warrants held of record by H&Q Biocircuits Investors, L.P. and 1,050,000 shares of Common Stock issuable upon the exercise of July Financing Warrants.



(6) Includes 222,345 shares of Common Stock issuable upon the exercise of currently exercisable warrants held of record by Beckman Instruments.



(7) Includes 42,000 shares of Common Stock issuable upon the exercise of warrants held of record by Glenbrook Partners, L.P. ("Glenbrook"); 27,200 shares of Common Stock issuable upon the exercise of April Financing Warrants held of record by Glenbrook; and 485,100 shares of Common Stock issuable upon the exercise of July Financing Warrants.


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


(10) Includes 78,252 shares of Common Stock and 70,000 shares of Series A Stock held of record by the Kaiser Living Trust under a Trust dated March 7, 1991; 126,550 shares of Common Stock held of record by the Kaiser Survivor's Trust; 21,250 shares of Common Stock issuable upon the exercise of April Financing Warrants held of record by the Kaiser Survivor's Trust; 105,300 shares of Common Stock issuable upon the exercise of July Financing Warrants held by the Kaiser Survivor's Trust; and 94,270 shares of Common Stock subject to stock Options held by Mr. Kaiser exercisable within 60 days of the date of this table.



(11) Includes 35,675 shares of Common Stock subject to stock options held by Dr. Blecka exercisable within 60 days of the date of this table.



(12) Includes 16,568 shares of Common Stock beneficially owned by Donald Hawthorne and Dianne Ritter Hawthorne and 42,683 shares of Common Stock subject to stock options held by Mr. Hawthorne exercisable within 60 days of the date of this table.



(13) Includes 37,900 shares of Series A Stock held of record by Mr. Wright and 18,562 shares of Common Stock subject to stock options held by Mr. Wright exercisable within 60 days of the date of this table.

(14) Includes 7,616 shares of Common Stock subject to stock options held by Mr. Rubinfien exercisable within 60 days of the date of this table.



(15) Includes 11,358 shares of Common Stock subject to stock options held by Mr. Welch exercisable within 60 days of the date of this table.



(16) Includes 13,125 shares of Common Stock subject to stock options held by Mr. Green exercisable within 60 days of the date of this table.



(17) Includes 8,565 shares of Common Stock subject to stock options held by Mr. Testorff exercisable within 60 days of the date of this table.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND 5% STOCKHOLDERS


    In January 1996, the Company amended warrants issued in 1995 (the "1995 Warrants") to purchase 2,666,514 shares of Series A Preferred Stock and closed a private placement (the "January 1996 Private Placement") pursuant to which the Company issued new warrants to purchase 2,852,998 shares of Series A Preferred Stock. Mr. Kaiser, Mr. Hewett, Dr. Blecka, and Mr. Hawthorne, officers and in some cases, directors of the Company at the time, each received amended 1995 Warrants on the same terms and conditions as the other participants. In addition, Dr. Ribi, a director of the Company at the time, and Venrock Associates, of which Mr. Latterell, a director of the Company is a General Partner, also received amended 1995 Warrants on the same terms and conditions as the other participants. Mr. Kaiser and Mr. Wright, officers of the Company, and Mr. Rubinfien, a director of the Company, and Venrock Associates each received warrants in the January 1996 Private Placement on the same terms and conditions as the other purchasers.



    In November 1996, February 1997, and March 1997, the Company extended the term of outstanding 1995 Warrants to purchase an aggregate of 3,513,213 shares of Series A Preferred Stock (the "Extended Warrants"). As a result of these extensions, the Extended Warrants were exercisable until April 15, 1997, at which time they expired. Mr. Hawthorne, an officer of the Company at the time, and Dr. Ribi and Mr. Rubinfien, directors of the Company at the time, all held 1995 Warrants that became Extended Warrants, except that Extended Warrants that were held by Dr. Ribi were not extended in March 1997. In addition, Venrock Associates and the Sprout Group, of which Mr. Latterell and Dr. Curry, both of whom are directors of the Company, are General Partners, respectively, held 1995 Warrants that became Extended Warrants.



    In April 1997, the Company closed the first tranche of a private placement of the Company's Common Stock, the April Common Stock Financing, which consisted of the sale of up to 2,500,000 shares of its Common Stock at $1 per share, to be issued in three tranches, with the second and third tranches subject to the Company's satisfaction of certain milestones during the second quarter of fiscal year 1997 and during the second half of fiscal year 1997. Also on April 15, 1997, the Company closed the first tranche of a private placement of the Company's securities, the April Units Financing, which consisted of the sale of up to 5,447,000 units ("Units") at $1 per Unit, each consisting of one share of Common Stock and one warrant ("Warrant") to purchase one share of Common Stock at an exercise price of $0.75 per share, to be issued in two tranches, with the second tranche subject to the Company's satisfaction of certain milestones during the second quarter of fiscal year 1997. Affiliates of the Sprout Group, a greater than 5% holder of the Company's Common Stock of which Robert Curry, a director of the Company, is a general partner, purchased 425,000 shares of Common Stock in the first tranche of the April Common Stock Financing. John Kaiser, the Company's Chairman, President and Chief Executive Officer, purchased 21,250 Units in the first tranche of the April Units Financing. In addition, the following holders of 5% or more of the Company's Common Stock also participated in the April Units offering: entities affiliated with Special Situations Fund III, L.P. purchased 531,250 Units in the first tranche; and H&Q Biocircuits Investors L.P. purchased 212,500 Units in the first tranche. Investors have elected not to fund the second and third tranches of the April 1997 Financings.



    In July 1997, the Company closed the July Financing which consisted of the sale of 6,853,567 shares of the Company's Common Stock and warrants to purchase an additional 6,853,567 shares of the Company's Common Stock at a price of $0.75 per share. Affiliates of the Sprout Group purchased 666,667 shares of Common Stock and warrants to purchase 666,667 shares of Common Stock in the July Financing. Mr. Kaiser purchased 105,300 shares of Common Stock and warrants to purchase 105,300 shares of Common Stock in the July Financing. In addition, the following holders of 5% or more of the Company's Common Stock also participated in the July Financing: entities affiliated with Special Situations Fund III, L.P. purchased 3,999,999 shares of the Company's Common Stock and warrants to purchase 3,999,999 shares of Common Stock; and H&Q Biocircuits Investors L.P. purchased 1,050,000 shares of the Company's Common Stock and warrants to purchase 1,050,000 shares of Common Stock.


PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  INDEX TO FINANCIAL STATEMENTS


    The financial statements required by this item are submitted in a separate section beginning on page 47 of this report.



                                                                                                                PAGE
                                                                                                                -----
Report of Ernst & Young LLP, Independent Auditors..........................................................          46
Balance Sheets at December 31, 1995 and 1996...............................................................          47
Statements of Operations for the years ended December 31, 1994, 1995 and 1996 and for the period March 7,
  1989 (inception) through December 31, 1996...............................................................          48
Statement of Stockholders' Equity for the period from March 7, 1989 (inception) through December 31,
  1996.....................................................................................................          49
Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996 and for the period March 7,
  1989 (inception) through December 31, 1996...............................................................          51
Notes to Financial Statements..............................................................................          52


(a)(2)  INDEX TO FINANCIAL STATEMENT SCHEDULES


    Financial Statement Schedule II--Valuation and Qualifying Accounts is included on page 67 of this report.


    All other financial statement schedules are omitted because they are not applicable, or the information is included in the financial statements or notes thereto.

(a)(3)  EXHIBITS


    See Index to Exhibits beginning on page 68.


(b)  REPORTS ON FORM 8-K


    Form 8-K filed July 18, 1997

                            BIOCIRCUITS CORPORATION
                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 18th day of July, 1997.



                                BIOCIRCUITS CORPORATION

                                By                /s/ JOHN KAISER
                                     -----------------------------------------
                                                    John Kaiser
                                     CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF
                                                 EXECUTIVE OFFICER

                                By                /s/ JAMES WELCH
                                     -----------------------------------------
                                                    James Welch
                                        SECRETARY, TREASURER AND CONTROLLER



    Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board,
       /s/ JOHN KAISER            President and Chief
------------------------------    Executive Officer            July 18, 1997
         John Kaiser              (Principal Executive
                                  Officer)

                                Secretary, Treasurer and
       /s/ JAMES WELCH            Controller (Principal
------------------------------    Financial and Accounting     July 18, 1997
         James Welch              Officer)

      /s/ ROBERT CURRY*
------------------------------  Director                       July 18, 1997
         Robert Curry

    /s/ PATRICK LATTERELL*
------------------------------  Director                       July 18, 1997
      Patrick Latterell

     /s/ DAVID RUBINFIEN*
------------------------------  Director                       July 18, 1997
       David Rubinfien



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

                            BIOCIRCUITS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                       PERIOD FROM
                                                                                                      MARCH 7, 1989
                                                                       YEAR ENDED DECEMBER 31,         (INCEPTION)
                                                                   -------------------------------       THROUGH
                                                                     1994       1995       1996     DECEMBER 31, 1996
                                                                   ---------  ---------  ---------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.......................................................  $  (8,208) $  (8,237) $ (14,348)     $  (51,548)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization................................      1,109        454        475           3,531
    Other........................................................         --         42        288             366
    Changes in:
      Accounts receivable........................................         --         --       (201)           (201)
      Other current assets.......................................        154       (366)       163            (451)
      Prepaid inventory..........................................         --       (418)        43            (375)
      Inventory..................................................         --         --       (928)           (928)
      Other assets...............................................         --        298         81              12
      Other current liabilities..................................        156       (167)       508           1,456
                                                                   ---------  ---------  ---------        --------
        Net cash used in operating activities....................     (6,789)    (8,394)   (13,919)        (48,138)
                                                                   ---------  ---------  ---------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment.............................       (128)       (46)      (676)         (1,928)
  Short-term investments purchased...............................         --     (3,595)        --         (30,337)
  Short-term investments sold/redeemed...........................      3,060      4,000        596          30,337
  Restricted cash................................................       (467)       594         94            (511)
                                                                   ---------  ---------  ---------        --------
    Net cash provided by (used in) investing activities..........      2,465        953         14          (2,439)
                                                                   ---------  ---------  ---------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of preferred stock, net of issuance costs.............         --      8,648      7,856          26,933
  Issuance of common stock, net of issuance costs................         72         38      5,532          27,301
  Issuance of long-term debt, net of accrued interest............         --      3,594         --           4,949
  Payments on long-term obligations..............................       (489)      (412)      (567)         (3,662)
                                                                   ---------  ---------  ---------        --------
    Net cash provided by (used in) financing activities..........       (417)    11,868     12,821          55,521
                                                                   ---------  ---------  ---------        --------
Net increase (decrease) in cash and cash equivalents.............     (4,741)     4,427     (1,084)          4,944
Cash and cash equivalents, beginning of period...................      6,342      1,601      6,028              --
                                                                   ---------  ---------  ---------        --------
Cash and cash equivalents, end of period.........................  $   1,601  $   6,028  $   4,944      $    4,944
                                                                   ---------  ---------  ---------        --------
                                                                   ---------  ---------  ---------        --------

SUPPLEMENTAL DISCLOSURES:
  Property and equipment acquired through capital lease..........  $      --  $     110  $      96      $    2,494
                                                                   ---------  ---------  ---------        --------
                                                                   ---------  ---------  ---------        --------
  Conversion of preferred shares for common stock................  $      --  $   2,328  $   4,273      $   17,047
                                                                   ---------  ---------  ---------        --------
                                                                   ---------  ---------  ---------        --------
  Conversion of convertible debt for common stock................  $      --  $      --  $   3,792      $    3,792
                                                                   ---------  ---------  ---------        --------
                                                                   ---------  ---------  ---------        --------
  Issuance of note receivable for common stock...................  $      --  $      --  $      --      $       99
                                                                   ---------  ---------  ---------        --------
                                                                   ---------  ---------  ---------        --------
  Issuance of common stock warrants..............................  $      --  $      18  $     288      $      380
                                                                   ---------  ---------  ---------        --------
                                                                   ---------  ---------  ---------        --------
  Issuance of common stock for services rendered.................  $      --  $      27  $      --      $       35
                                                                   ---------  ---------  ---------        --------
                                                                   ---------  ---------  ---------        --------
  Cash paid for interest.........................................  $     217  $      87  $      63      $      898
                                                                   ---------  ---------  ---------        --------
                                                                   ---------  ---------  ---------        --------

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


SUBSEQUENT EVENTS (UNAUDITED)



    The Company's bank informed it in late March 1997 that the Company was no longer in compliance with the bank's terms for the Kollsman standby letter of credit. As a result, the bank collateralized the full amount of the standby letter of credit, resulting in a $949,000 reduction in available cash to the Company. Subsequently, also in late March 1997, the Company and Kollsman reached an agreement to reduce the current amount of the standby letter of credit to $700,000, resulting in an increase of available cash of $249,000 in exchange for reducing the exercise price from $7.00 to $2.00 per share of the warrant issued in April 1996 to purchase 250,000 shares of Common Stock. See "Note 11. Commitments." The collateralization of the standby letter of credit meant that the Company's remaining available cash would satisfy its requirements until only mid-April 1997. In late March, the Company and Kollsman agreed to issue Kollsman a warrant to purchase 50,000 shares of Common Stock in exchange for a one month shutdown of instrument production. In the quarter ending March 31, 1997, the Company recorded a $124,000 expense as manufacturing overhead, $60,000 for the warrant price reduction from $7.00 to $2.00 per share and $64,000 for the issuance of the warrant to purchase 50,000 shares of Common Stock. Such expense determination was calculated according to Financial Accounting Standard Board Statement No. 123. In early May 1997, the Company subsequently agreed with Kollsman to extend the instrument production line shutdown until August 1997. The Company further agreed to and has paid Kollsman $436,000 to cover the cost of raw material and work in process currently at, or to be delivered to Kollsman. Such prepaid inventory funds will be credited back against future deliveries of IOS instruments to Biocircuits. In return, Kollsman has canceled the $700,000 standby letter of credit and the associated funds collateralized by the Company's bank have been released back to the Company.


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

                            BIOCIRCUITS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    On April 15, 1997, the Company closed the April 1997 Financings which consisted of the sale of common stock and warrants to purchase common stock in three tranches. The sale resulted in gross proceeds of approximately $1.7 million to Company. With the receipt of these funds from the April 1997 Financings, the Company received adequate cash resources to satisfy its requirements through the end of the second quarter 1997. With the approximately $5.1 million of proceeds from the July Financing, which closed on July 3, 1997, the Company believes its cash resources will be adequate to satisfy its requirements through the second quarter 1998.


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

                            BIOCIRCUITS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION

    Except in certain cases where distributors have a right of return, net revenues are recorded upon shipment. The Company records revenue, net of discounts and amounts it estimates may be returned by distributors which have a right of return. During 1996, sales to two distributors accounted for 55% of revenue. The percentages of the two distributors are 34% and 21%.

ADVERTISING COSTS


    The Company expenses advertising costs as incurred. Advertising costs totaled $0, $50,000 and $214,000 for the years ended December 31, 1994, 1995 and 1996, respectively.


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

                            BIOCIRCUITS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1996

10. STOCK PLANS (CONTINUED)

    The weighted-average exercise price and weighted-average fair value of options to purchase 180,900 shares of Common Stock granted at market value in 1996, were $6.12 and $4.29 per share, respectively. The weighted-average exercise price and weighted-average fair value of options to purchase 20,000 shares of Common Stock granted below market value in 1996, were $6.38 and $2.08 per share, respectively.



    The weighted-average exercise price and weighted-average fair value of options to purchase 769,032 shares of Common Stock granted at market value in 1995, were $4.80 and $3.35 per share, respectively. The weighted-average exercise price and weighted-average fair value of options to purchase 31,250 shares of Common Stock granted below market value in 1995, were $6.20 and $5.28 per share, respectively.



    The weighted-average fair value of employee stock purchase rights during 1995 and 1996 was $1.28 and $2.25 per share, respectively.


11. COMMITMENTS


    In December 1992, the Company entered into an exclusive manufacturing agreement with a third party for IOS-TM- instruments. Under the terms of the agreement, the Company has and will reimburse the manufacturer for certain costs for the transition from prototyping to production phases. In 1994, the Company established a letter of credit as security for inventory purchased under the manufacturing agreement. As of December 31, 1996 the letter of credit had been exercised and the related amount is presented in the accompanying balance sheet as a prepayment for future deliveries of inventory. In April 1996, the Company executed a letter agreement to amend the 1992 agreement (the "Letter Agreement"), pursuant to which the manufacturer will be the exclusive supplier of the IOS instrument through 1997, the minimum purchase requirements were eliminated and the Company and manufacturer agreed to an acceptable transfer price to be paid through 1997, the revised term of the agreement. Under the terms of the Letter Agreement the Company agreed to establish a $949,000 standby letter of credit as security for raw materials purchased under the manufacturing agreement. Also pursuant to the Letter Agreement, the Company issued the manufacturer a warrant to purchase 250,000 shares of Common Stock at $7.00 per share which expire on June 30, 1998 and are subject to an increase of 50,000 shares or an extension of the expiration date under certain circumstances. See "Note 1. Summary of Significant Accounting Policies-- Subsequent Events (Unaudited)."



    In April 1996, the Company entered into a $2,500,000 revolving line of credit to be secured by accounts receivable at an interest rate of prime interest rate plus 1%. Under terms of this agreement, the Company may draw in advance and convert up to $1,000,000 of the line of credit to a one year term loan. Such right of conversion is used as security for the letter of credit entered into in the above mentioned Letter Agreement. As of December 31, 1996, the Company has not drawn on the line of credit. See "Note 1. Summary of Significant Accounting Policies--Subsequent Events (Unaudited)."


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

                            BIOCIRCUITS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               DECEMBER 31, 1996

11. COMMITMENTS (CONTINUED)
    The Company has entered into a license agreement for the patent rights to develop, manufacture and distribute a future potential product. Under the terms of the agreement, the Company is required to pay a license fee and, upon commercialization, royalties.

12. ONE-TIME CHARGE


    In the first quarter of 1994, the Company announced a decision to reformulate the test method in its proprietary assay cartridge used in conjunction with its diagnostic testing system. As a result, the Company recorded a one-time charge of $992,000 as a research and development expense in the first quarter of 1994 for equipment ($720,000) and purchase commitments ($272,000) related to this reformulation. The equipment written off included equipment purchased specifically for the development and manufacturing of product which utilized the technology employed prior to the reformulation. The purchase commitment related to instrument related raw material purchased, which became obsolete due to the reformulation.

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

                               INDEX TO EXHIBITS

ITEM 14(A)(3). EXHIBITS


                                                                                                          MANNER OF
 NUMBER                                            DESCRIPTION                                             FILING
---------  -------------------------------------------------------------------------------------------  -------------
      3.1  Amended and Restated Certificate of Incorporation of the Registrant.                                 (10)
      3.2  Amended and Restated By-laws of the Registrant.                                                       (1)
      4.1  Specimen warrant.                                                                                     (9)
      4.3  Specimen Series A Convertible Preferred Stock Certificate.                                            (8)
      4.4  Form of Series A Convertible Preferred Stock Warrant.                                                 (8)
      4.5  Form of Common Stock Warrant.                                                                         (8)
      4.6  Form of Series A Convertible Preferred Amended Warrant.                                               (8)
      4.7  Form of Series A Convertible Preferred Stock Warrant.                                                 (8)
      4.8  Form of Warrant Issued pursuant to Common Stock and Warrant Purchase Agreement                       (16)
      4.9  Form of Warrant Issued to KMC Systems, Inc.                                                          (16)
     10.4  Early Exercise Stock Purchase Agreement between Mr. Kaiser and the Registrant, dated May
             23, 1991.                                                                                           (1)
     10.9  Co-Sale Agreement between Mr. Kaiser and the Registrant, dated May 24, 1991.                          (1)
    10.15  Master Lease Agreement between Phoenix Leasing Incorporated and the Registrant, dated
             November 1, 1992.                                                                                   (3)
    10.16  Form of Confidential Nondisclosure Agreement entered into between the Registrant and its
             consultants.                                                                                        (3)
    10.17  Form of Mutual Confidential Nondisclosure Agreement entered into between the Registrant and
             potential business partners.                                                                        (3)
    10.18  Form of Proprietary Information Agreement entered into between the Registrant and
             employees.                                                                                          (3)
    10.19  Form of Contractor Agreement entered into between the Registrant and independent
             contractors.                                                                                        (3)
   *10.20  Employee Stock Purchase Plan, as amended.
   *10.21  Restated 1992 Non-Employee Directors Stock Option Plan.                                               (5)
   *10.22  Restated Dual Stock Option Plan.                                                                     (11)
    10.23  Restated Promissory Note and Agreement in the principal amount of $59,000, between the
             Registrant and Dr. Ribi, dated April 19, 1992.                                                      (1)
    10.24  Full Recourse Promissory Note in the principal amount of $39,600, between the Registrant
             and John Kaiser, dated May 23, 1991, as amended.                                                    (2)
  ++10.25  Manufacturing Agreement, dated December 30, 1992, between the Registrant and Kollsman
             Manufacturing Company, Inc.                                                                         (2)
    10.26  Lease Agreement, dated January 21, 1993, by and between the Registrant and South
             Bay/Caribbean.                                                                                      (2)
    10.28  Irrevocable Letter of Credit dated March 17, 1993 between the Registrant and South
             Bay/Caribbean.                                                                                      (3)
    10.29  Promissory Note dated April 7, 1993 issued by John Kaiser to the Registrant in the
             principal amount of $53,700.                                                                        (3)
  ++10.30  License Agreement dated July 28, 1993 between the Registrant and Research Corporation
             Technologies Incorporated.                                                                          (4)
  ++10.31  Feasibility Study and Option Agreement between the Registrant and Beckman Instruments,
             Inc., dated August 15, 1995.                                                                        (7)
  ++10.32  Patent Security Agreement between the Registrant and Beckman Instruments, Inc. dated August
             15, 1995.                                                                                           (7)

                                                                                                          MANNER OF
 NUMBER                                            DESCRIPTION                                             FILING
---------  -------------------------------------------------------------------------------------------  -------------
  ++10.33  Convertible Secured Promissory Note issued by the Registrant to Beckman Instruments, Inc.,
             dated August 15, 1995.                                                                              (7)
    10.34  Investor Rights Agreement between the Registrant and Beckman Instruments, Inc., dated
             August 15, 1995.                                                                                    (7)
    10.35  Convertible Note Purchase Agreement between the Registrant and Beckman Instruments, Inc.,
             dated August 15, 1995.                                                                              (7)
  ++10.36  Letter Agreement between the Registrant and Nunc, Inc., dated August 10, 1995.                        (7)
    10.37  Form of Non-Exclusive Distribution Agreement between the Registrant and the entities listed
             on Exhibit A thereto.                                                                               (9)
  ++10.38  Supply Agreement between Nalge Nunc International, Inc. and the Registrant, dated December
             20, 1995.                                                                                           (9)
  ++10.39  Confidential letter of understanding dated April 18, 1996 between the Registrant and KMC
             Systems, Inc.                                                                                      (12)
    10.40  Warrant Amendment Agreement dated January 4, 1996 by and among the Registrant and the
             Warrant Holders named therein.                                                                      (8)
    10.41  Warrant Purchase Agreement dated January 4, 1996 by and among the Registrant and the
             Purchasers named therein.                                                                           (8)
    10.42  Form of Common Stock and Warrant Purchase Agreement by and among the Registrant and the
             purchasers named therein.                                                                          (13)
    10.43  Form of Warrant issued to Beckman Instruments.                                                       (14)
    10.44  Form of Warrant issued to Kollsman Manufacturing Company.                                            (14)
    10.45  Form of Warrant issued to Venture Lending.                                                           (14)
++++10.46  Confidential letter of understanding dated November 1, 1996 between the Registrant and KMC
             Systems, Inc.                                                                                      (15)
    10.47  Employment Agreement between the Registrant and Mr. Hawthorne, dated January 27, 1997.               (15)
    10.48  Confidential letter of understanding dated March 28, 1997 between the Registrant and KMC
             Systems, Inc.                                                                                      (15)
    10.49  Form of Warrant issued to KMC Systems, Inc.                                                          (15)
    10.50  Form of Retention Letter to Employees from the Company dated April 3, 1997.                          (15)
    10.51  Common Stock Purchase Agreement, dated April 15, 1997, among the Registrant and the
             Purchasers named therein.                                                                          (16)
    10.52  Common Stock and Warrant Purchase Agreement, dated April 15, 1997, among the Registrant and
             the Purchasers named therein.                                                                      (16)
    10.53  Common Stock and Warrant Purchase Agreement, dated July 2, 1997, among the Registrant and
             the Purchasers named therein.                                                                      (17)
    10.54  Form of Warrant issued pursuant to the Common Stock and Warrant Purchase Agreement, dated
             July 2, 1997.                                                                                      (17)
     23.1  Consent of Ernst & Young LLP, Independent Auditors.
     24.1  Power of Attorney.                                                                                   (15)
     27.1  Financial Data Schedule                                                                              (15)


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


(17) Incorporated by reference to the exhibits filed with the Registrant's Amendment No. 1 to the Registration Statement on Form S-3 (333-26079) filed with the Commission on July 18, 1997.