Form 10-Q/A
period 1997-03-31
BIOCIRCUITS CORP
filed 1997-07-18
CIK 855844

                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549

                                         FORM 10-Q/A-1

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

At July 16, 1997, Registrant had 17,335,605 shares of Common Stock issued and outstanding.

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

       The Company's bank informed it in late March 1997 that the Company was no longer in compliance with the bank's terms for the Kollsman standby letter of credit. As a result, the bank collateralized the full amount of the standby letter of credit, resulting in a $949,000 reduction in available cash to the Company. Subsequently, also in late March 1997, the Company and Kollsman reached an agreement to reduce the current amount of the standby letter of credit to $700,000, resulting in an increase of available cash of $249,000. The collateralization of the standby letter of credit meant that the Company's remaining available cash would satisfy its requirements until only mid-April 1997. In early May 1997, the Company subsequently agreed with Kollsman to extend the instrument production line shutdown until August 1997. The Company has further agreed to and has paid Kollsman $436,000 to cover the cost of raw material and work in process currently at, or to be delivered to Kollsman. Such prepaid inventory funds will be credited back against future deliveries of IOS instruments to Biocircuits. In return, Kollsman has canceled the $700,000 standby letter of credit and the associated funds collateralized by the Company's bank have been released back to the Company, resulting in an additional increase of available cash of $264,000.

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

2.   BASIS OF PRESENTATION


       The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A-2 for the year ended December 31, 1996.


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

     THE COMPANY HAS RECENTLY ENTERED INTO A LETTER OF INTENT (THE "LETTER OF INTENT") WITH THE BECTON-DICKINSON MICROBIOLOGY SYSTEMS DIVISION OF BECTON, DICKINSON AND COMPANY ("BECTON") TO ENTER INTO AN AGREEMENT (THE "AGREEMENT") THAT WOULD GIVE BECTON EXCLUSIVE WORLDWIDE MARKETING RIGHTS TO THE IOS SYSTEM AND ALL CARTRIDGES CURRENTLY AVAILABLE AS WELL AS THOSE THAT WILL BE DEVELOPED IN THE FUTURE. IT IS ALSO POSSIBLE THAT BECTON WILL ASSUME RESPONSIBILITY FOR MANUFACTURING THE IOS INSTRUMENT IN 1998. THE COMPANY CURRENTLY PLANS TO CONTINUE TO MANUFACTURE CARTRIDGES FOR TRANSFER TO BECTON AS WELL AS TO DEVELOP NEW TEST CARTRIDGES. THE LETTER OF INTENT IS NOT LEGALLY BINDING AND THE AGREEMENT, WHICH IS CURRENTLY BEING NEGOTIATED BY THE PARTIES, MAY NEVER BE FINALIZED AND EXECUTED. IF THE AGREEMENT IS EXECUTED, THE COMPANY'S OPERATIONS WILL BE MATERIALLY AFFECTED AND THE COMPANY'S RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS.

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


          Certain design changes to the IOS instrument were required since the first sale and shipment of the IOS system. In April 1996, problems in some of the IOS instrument's circuitry and software, which caused the instrument to cease operating, required certain parts and software modifications. Futher product shipments were suspended at that time while the problems were diagnosed and corrected. In order to correct the problems, the Company changed some electrical components within the instrument, revised an electronic circuit board, revised the embedded software which operates the instrument, and upgraded all systems, including instruments in inventory at the Company's instrument supplier. All changes were validated and documented and shipments to distributors were resumed in the middle of June. In addition, all instruments previously shipped to customers were retrofitted. The requirements to make the design changes to the instrument and the suspension of product shipments had an adverse impact on 1996 revenue and overall financial performance. There can be no assurance that additional design changes may not be required in the future or that the system performance will be reliable over time.



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

          In order for the Company to have success in penetrating the point-of-care immunodiagnostic market and to achieve significant sales of IOS systems and test cartridges, the Company believes it will need to continue to expand its menu of tests. In September 1996, the Company received FDA clearance to market a qualitative serum pregnancy assay. The Company also received clearances from the FDA for a TSH assay in November 1996 and a quantitative hCG assay in December 1996. During 1996, the Company developed an improved second generation cartridge for its new assays as well as existing assays. Development of the second generation cartridge and optimization of the assays in the new cartridge took several months longer than anticipated due to design iterations. Product optimization followed cartridge design completion. Optimization is also an iterative process of developing the specific chemistries and system fluidies to ensure each assay performs at its claimed specifications. As a result, launch of the new assays (TSH, Quantitative hCG and Serum hCG) have experienced delays. In December 1996, the Company launched its TSH assay on the second generation cartridge and in March 1997, the Company began shipping the T4 and T Uptake tests on the second generation cartridge. The second generation cartridge will be utilized for the market launch of all new assays, including the FDA cleared assays as well as those in development. Biocircuits is currently developing three additional assays: a PSA test for management of prostate cancer patients, a Digoxin test for monitoring the therapeutic usage of this drug in the treatment of heart disease and a Free T4 test for diagnosing true clinical thyroid status. In the past, the Company has experienced delays in completing the development of new tests. Furthermore, the April 1997 reduction in force reduced the number of product development employees, and there can be no assurance that the reduction will not result in further delays in completing the development of these new tests or that any expansion of the test menu will not be delayed.


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


          In December 1992, the Company entered into an agreement with Kollsman pursuant to which Kollsman was appointed the exclusive North American supplier of the IOS instrument. The agreement with Kollsman contained certain minimum purchase requirements and expired three years from the date of first commercial production, subject to certain rights of earlier termination. In April 1996, the Company and Kollsman executed a letter agreement to amend the 1992 agreement (the "Letter Agreement"), pursuant to which Kollsman will be the exclusive supplier of the IOS instrument through 1997, the minimum purchase requirements were eliminated and the Company and Kollsman agreed to an acceptable fixed transfer price to be paid through 1997, the revised term of the agreement. Also pursuant to the Letter Agreement, the Company agreed to issue Kollsman a warrant to purchase 250,000 shares of Common Stock at an exercise price of $7.00 per share, subject to an increase of 50,000 shares under certain circumstances. The warrant expires at year end 1997, subject to certain extension rights. In November 1996, the Company and Kollsman amended the Letter Agreement to extend the expiration date of the warrant to June 1998, subject to certain extension rights. In order to secure an adequate supply of IOS instruments, the Company established a standby letter of credit for the benefit of Kollsman. In late March 1997, the Company and Kollsman agreed to reduce the amount of the standby letter of credit by $249,000 in exchange for reducing the exercise price of the warrant from $7.00 to $2.00 per share. Also in late March 1997, the Company and Kollsman agreed to issue Kollsman a warrant to purchase 50,000 shares of Common Stock in exchange for a one month shutdown of instrument production. In the quarter ended March 31, 1997, the Company recorded a $124,000 expense as manufacturing overhead, $60,000 for the warrant price reduction from $7.00 to $2.00 per share and $64,000 for the issuance of the 50,000 warrant to purchase Common Stock. Such expense determination was calculated according to Financial Accounting Standard Board Statement No. 123. In early May 1997, the Company subsequently agreed with Kollsman to extend the instrument production line shutdown until August 1997. The Company further agreed to and has paid Kollsman $436,000 to cover the cost of raw material and work in process currently at, or to be delivered to, Kollsman. Such prepaid inventory will be credited back against future deliveries of IOS instruments to Biocircuits. In return, Kollsman canceled the $700,000 standby letter of credit and the associated funds collateralized by the Company's bank have been released back to the Company. The Company is entirely dependent on Kollsman as the sole source of production of its IOS instruments. Kollsman, in turn, relies upon sole-source suppliers for certain components. Failure of Kollsman's suppliers to deliver the required quantities on a timely basis and at commercially reasonable prices, or Kollsman's failure to deliver the IOS instruments to the Company on a timely basis or at commercially reasonable costs could materially adversely affect the Company.


          The Company's inventory, including prepaid inventory, has increased to approximately $1,488,000 as of March 31, 1997. Of this amount, a major portion is associated with the instrument, approximately $660,000 of IOS instrument finished goods, $263,000 of prepaid instrument inventory and $200,000 of instrument raw materials. The instrument production shutdown which is expected to last through August 1997, is designed to reduce the inventory of instrument finished goods and, with expected builds for the balance of 1997, the Company expects that the instrument prepaid inventory and raw materials will be significantly reduced. Therefore, based on the Company's build rates for the balance of the year, the Company does not expect to encounter any major obsolete or excess inventory issues which may require writedowns other than issues that would normally be expected in the course of normal operations for which the Company has $90,000 of reserves recorded.

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



     On April 15, 1997, the Company closed the first tranches in two private placements, the April 1997 Financings, in which the Company sold its common stock and issued warrants to purchase common stock. The first private placement, the April Common Stock Financing, was to consist of the sale of 2,500,000 shares of common stock at $1.00 per share to be issued in three tranches. The second private placement, the April Warrant Financing, was to consist of the sale of 5,447,000 units at $1.00 per unit, each unit consisting of one share of common stock and one warrant to purchase one share of common stock at $0.75 per share, to be issued in two tranches.

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

     The Company issued 531,250 shares of its common stock in the first tranche of the April Common Stock Financing and 1,157,488 units in the first tranche of the April Units Financing. The April Financing Warrants expire eighteen months after June 5, 1997, subject to certain adjustments. At the Company's option, the Company may shorten the exercise period of the April Financing Warrants in which case they may become redeemable by the Company at $0.01 per share if the closing price for the Company's common stock is greater than or equal to $2.00 per share for ten days. The first tranches of the April 1997 Financings resulted in gross proceeds to the Company of approximately $1.7 million. With these funds, the Company believes its cash resources will be adequate to satisfy its requirements until the end of the second quarter of 1997.

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


          The Company's bank informed it in late March 1997 that the Company was no longer in compliance with the bank's terms for the Kollsman standby letter of credit. As a result, the bank collateralized the full amount of the standby letter of credit, resulting in a $949,000 reduction in available cash to the Company. Subsequently, also in late March 1997, the Company and Kollsman reached an agreement to reduce the current amount of the standby letter of credit to $700,000, resulting in an increase of available cash of $249,000. The collateralization of the standby letter of credit meant that the Company's remaining available cash would satisfy its requirements until only mid-April 1997. In early May 1997, the Company subsequently agreed with Kollsman to extend the instrument production line shutdown until August 1997. The Company further agreed to and has paid Kollsman $436,000 to cover the cost of raw material and work in process currently at, or to be delivered to, Kollsman. Such prepaid inventory funds will be credited back against future deliveries of IOS instruments to Biocircuits. In return, Kollsman has canceled the $700,000 standby letter of credit and the associated funds collateralized by the Company's bank have been released back to the Company, resulting in an additional increase of available cash of $264,000.


          On April 15, 1997, the Company closed the April 1997 Financings which consisted of the sale of common stock and warrants to purchase common stock. With the receipt of funds from the April 1997 Financings, the Company received adequate cash resources to satisfy its requirements through the end of the second quarter of 1997. With the proceeds from the July Financing, which closed on July 3, 1997, the Company believes its cash resources will be adequate to satisfy its requirements through second quarter 1998.

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


ITEM 6.   Exhibits and Reports on Form 8-K.

               a)   Exhibits

                    27.1   Financial Data Schedule*

                    99.1   Press Release dated April 16, 1997*

                    99.2 Proforma March 31, 1997 Balance Sheets and Statements of Operations assuming completion of a private placement and receipt of net proceeds of $1.5 million therefrom.*


               b)   Reports on Form 8-K

                    Form 8-K filed July 18, 1997.

               * Incorporated by reference to exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal period ended March 31, 1997, filed May 15, 1997.

                            BIOCIRCUITS CORPORATION

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BIOCIRCUITS CORPORATION



Date:     July 18, 1997

                                      By:          /s/ John Kaiser
                                          ------------------------------------
                                          John Kaiser
                                          Chairman of the Board, President and
                                          Chief Executive Officer (Principal
                                          Executive Officer)


                                       By:         /s/ James Welch
                                          ------------------------------------
                                          James Welch
                                          Secretary, Treasurer and Controller
                                          (Principal Financial and Accounting
                                          Officer)