Form 10-K/A
period 1996-12-31
BIOCIRCUITS CORP
filed 1997-08-11
CIK 855844

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                 FORM 10-K/A-3

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

    ON JUNE 27, 1997, THE COMPANY ENTERED INTO A LETTER OF INTENT (THE "LETTER OF INTENT") WITH THE BECTON-DICKINSON MICROBIOLOGY SYSTEMS DIVISION OF BECTON, DICKINSON AND COMPANY ("BECTON") TO ENTER INTO AN AGREEMENT (THE "AGREEMENT") THAT WOULD GIVE BECTON EXCLUSIVE WORLDWIDE MARKETING RIGHTS TO THE IOS SYSTEM AND ALL CARTRIDGES CURRENTLY AVAILABLE AS WELL AS THOSE THAT WILL BE DEVELOPED IN THE FUTURE. IT IS ALSO POSSIBLE THAT BECTON WILL ASSUME RESPONSIBILITY FOR MANUFACTURING THE IOS INSTRUMENT IN 1998. THE COMPANY CURRENTLY PLANS TO CONTINUE TO MANUFACTURE CARTRIDGES FOR TRANSFER TO BECTON AS WELL AS TO DEVELOP NEW TEST CARTRIDGES. THE LETTER OF INTENT IS NOT LEGALLY BINDING AND THE AGREEMENT, WHICH IS CURRENTLY BEING NEGOTIATED BY THE PARTIES, MAY NEVER BE FINALIZED AND EXECUTED. IF THE AGREEMENT IS EXECUTED, THE COMPANY'S OPERATIONS WILL BE MATERIALLY AFFECTED AND THE COMPANY'S RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED HEREIN.

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

    Nasdaq Marketplace Rule 4450(a)(5) currently provides that in order to remain eligible for continued inclusion in the Nasdaq National Market, a security must have a bid price of at least $1 per share, or in the alternative (i) the aggregate market value of publicly held shares, excluding shares held by officers, directors and greater than 10% beneficial owners must be at least $3,000,000 (the "Public Float Test") and (ii) a company's net tangible assets must be at least $4,000,000 (the "Net Tangible Asset Test", and, together with the Public Float Test, the "Alternative Test"). If the bid price of the Company's common stock is below $1 per share for ten consecutive days, under current Nasdaq Rules the Company must meet the Alternative Test in order to maintain its Nasdaq listing. Although the bid price of the Company's common stock is currently above $1 per share and the Company does not have to rely on the Alternative Test in order to maintain its Nasdaq listing, there can be no assurance that the bid price will remain above $1 per share in the future. In addition, although the Company currently meets the Alternative Test and is therefore in compliance with Nasdaq's listing requirements, there can be no assurance that the Company will continue to meet the Alternative Test in the future. Nasdaq has proposed new rules for consideration by the Securities and Exchange Commission that would eliminate the Alternative Test. If the rules are approved by the Securities and Exchange Commission, the bid price of the Company's common stock must remain at or above $1 per share in order to maintain its Nasdaq listing. The Company's shareholders have authorized its Board of Directors to effect a 1-for-2.50 reverse stock split at any time prior to the Company's 1998 Annual Meeting. Therefore, if the bid price of the Company's common stock is below $1 per share for ten consecutive days, the Company may effect the reverse stock split to increase the common stock price.

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

    HISTORY OF LOSSES; EXPECTATION OF FUTURE LOSSES

    At June 30, 1997, the Company's accumulated deficit was approximately $57.4 million. Biocircuits expects to incur additional losses over the next several years. The Company expects that currently available funds will be used primarily for sales and marketing programs for its IOS point-of-care system and development of additional tests for the IOS point-of-care system. The losses may vary from period to period, including from quarter to quarter, and may increase, due to the uncertainty of whether the sales and marketing programs of the Company will achieve the desired results. Accordingly, the Company believes that quarter-to-quarter results are not a useful indicator of the Company's performance. There can be no assurance that any products will be manufactured or marketed successfully, or that profitability will ever be achieved.

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

                                                                                            PERIOD FROM
                                                                                             MARCH 7,
                                                                                               1989
                                                                                            (INCEPTION)
                                                                                                TO
                                                    YEAR ENDED DECEMBER 31,                  DECEMBER
                                     -----------------------------------------------------      31,
                                       1992       1993       1994       1995       1996        1996
                                     ---------  ---------  ---------  ---------  ---------  -----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  REVENUES:
    Product sales..................  $      --  $      --  $      --  $      --  $     421   $     421
  OPERATING COSTS AND EXPENSES:
    Cost of sales..................         --         --         --         --      2,310       2,310
    Research and development.......      4,513      6,545      6,086      5,669      7,081      34,357
    Sales, general and
      administrative...............      1,577      2,801      2,239      2,686      5,416      16,278
                                     ---------  ---------  ---------  ---------  ---------  -----------
Total operating costs and
  expenses.........................      6,090      9,346      8,325      8,355     14,807      52,945
Loss from operations...............     (6,090)    (9,346)    (8,325)    (8,355)   (14,386)    (52,524)
Net interest and other income......         88        256        117        118         38         976
                                     ---------  ---------  ---------  ---------  ---------  -----------
Net loss...........................  $  (6,002) $  (9,090) $  (8,208) $  (8,237) $ (14,348)  $ (51,548)
                                     ---------  ---------  ---------  ---------  ---------  -----------
                                     ---------  ---------  ---------  ---------  ---------  -----------
Deemed dividend on preferred
  stock............................         --         --         --         --     (1,180)     (1,180)
Net loss after deemed dividend.....  $  (6,002) $  (9,090) $  (8,208) $  (8,237) $ (15,528)  $ (52,728)
                                     ---------  ---------  ---------  ---------  ---------  -----------
                                     ---------  ---------  ---------  ---------  ---------  -----------

Net loss per share.................  $   (4.06) $   (3.76) $   (3.30) $   (2.89) $   (2.71)
                                     ---------  ---------  ---------  ---------  ---------
                                     ---------  ---------  ---------  ---------  ---------

Net loss per share to common
  stockholders.....................  $   (4.06) $   (3.76) $   (3.30) $   (2.89) $   (2.93)
                                     ---------  ---------  ---------  ---------  ---------
                                     ---------  ---------  ---------  ---------  ---------
Shares used in computing net loss
  per share........................      1,480      2,420      2,489      2,849      5,299
                                     ---------  ---------  ---------  ---------  ---------
                                     ---------  ---------  ---------  ---------  ---------

                                                                               DECEMBER 31,
                                                        ----------------------------------------------------------
                                                           1992        1993        1994        1995        1996
                                                        ----------  ----------  ----------  ----------  ----------
                                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.......................................  $   11,379  $    9,371  $    1,925  $    6,191  $    5,355
Total assets..........................................      14,042      13,964       5,552       9,267       8,726
Long-term obligations.................................         761         948         505       3,707          72
Deficit accumulated during the development stage......     (11,665)    (20,755)    (28,963)    (37,200)    (51,548)
Total stockholders' equity............................      11,818      11,560       3,474       4,063       7,078

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

    ON JUNE 27, 1997, THE COMPANY ENTERED INTO A LETTER OF INTENT WITH BECTON TO ENTER INTO AN AGREEMENT THAT WOULD GIVE BECTON EXCLUSIVE WORLDWIDE MARKETING RIGHTS TO THE IOS SYSTEM AND ALL CARTRIDGES CURRENTLY AVAILABLE AS WELL AS THOSE THAT WILL BE DEVELOPED IN THE FUTURE. IT IS ALSO POSSIBLE THAT BECTON WILL ASSUME RESPONSIBILITY FOR MANUFACTURING THE IOS INSTRUMENT IN 1998. THE COMPANY CURRENTLY PLANS TO CONTINUE TO MANUFACTURE CARTRIDGES FOR TRANSFER TO BECTON AS WELL AS TO DEVELOP NEW TEST CARTRIDGES. THE LETTER OF INTENT IS NOT LEGALLY BINDING AND THE AGREEMENT, WHICH IS CURRENTLY BEING NEGOTIATED BY THE PARTIES, MAY NEVER BE FINALIZED AND EXECUTED. IF THE AGREEMENT IS EXECUTED, THE COMPANY'S OPERATIONS WILL BE MATERIALLY AFFECTED AND THE COMPANY'S RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED HEREIN.

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

EXECUTIVE OFFICERS

    The names of the executive officers of the Company and certain biographical information about them is set forth below:

NAME                           AGE                               POSITION
-----------------------------  ---  ------------------------------------------------------------------

John Kaiser                    60   President, Chief Executive Officer

Lawrence J. Blecka, Ph.D.      52   Vice President, Research and Development

R. Jeffrey Green               54   Vice President, Quality Assurance and Regulatory Affairs

Donald B. Hawthorne            41   Vice President and Chief Financial Officer

Robert D. Testorff             51   Vice President, Human Resources

James H. Welch                 39   Vice President, Chief Financial Officer, Secretary and Treasurer

William M. Wright, III         49   Vice President, Operations

    LAWRENCE J. BLECKA, PH.D., age 52, served as Vice President, Research and Development of Biocircuits from July 1996 to August, 1997, at which time he resigned to accept other employment. From December 1994 to July 1996, Dr. Blecka served as Vice President of Product Development of Biocircuits. From 1992 to 1994, Dr. Blecka was Vice President, Research and Development for Sigma Diagnostics, a division of the Sigma Chemical Co. unit of Sigma-Aldrich Corp., a chemical company. From 1979 to 1991, Dr. Blecka held various positions with Abbott Laboratories, Inc. From 1989 to 1991, he started and directed Abbott's Nucleic Acid Probes Diagnostics business venture and from 1986 to 1988 Dr. Blecka was general manager of Abbott's Cancer Business Unit. Other positions held by Dr. Blecka at Abbott included Director of Research and Development, Manager of TDx Reagent Development and Manager of Regulatory Affairs. Dr. Blecka received his Ph.D. in Microbiology/Zoology from Southern Illinois University and has held academic posts at the University of Illinois College of Medicine.

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

    JAMES H. WELCH, age 39, was appointed Vice President and Chief Financial Officer in July 1997. Mr. Welch joined Biocircuits as Corporate Controller in July 1992 and was appointed Secretary and Treasurer in June 1997. From 1988 to 1992 Mr. Welch held various positions at NeXT Computer, Inc., most recently as Division Controller and from 1985 to 1988 he held various positions at Avantek, Inc., a telecommunications company, where his most recent position was a Senior Finance Manager. Mr. Welch received his M.B.A. from Washington State University and received his B.A. in Business Administration from Whitworth College.

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

(b)  REPORTS ON FORM 8-K

    Form 8-K filed July 18, 1997

                            BIOCIRCUITS CORPORATION
                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 11th day of August, 1997.

                                BIOCIRCUITS CORPORATION

                                By                /s/ JOHN KAISER
                                     -----------------------------------------
                                                    John Kaiser
                                     CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF
                                                 EXECUTIVE OFFICER

                                By                /s/ JAMES WELCH
                                     -----------------------------------------
                                                    James Welch
                                                 VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

       /s/ JOHN KAISER          Chairman of the Board,
------------------------------   President and Chief          August 11, 1997
         John Kaiser             Executive Officer


       /s/ JAMES WELCH          Vice President and
------------------------------   Chief Financial              August 11, 1997
         James Welch             Officer

      /s/ ROBERT CURRY*
------------------------------  Director                      August 11, 1997
         Robert Curry

    /s/ PATRICK LATTERELL*
------------------------------  Director                      August 11, 1997
      Patrick Latterell

     /s/ DAVID RUBINFIEN*
------------------------------  Director                      August 11, 1997
       David Rubinfien


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

                            BIOCIRCUITS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                                PERIOD FROM MARCH
                                                                                                     7, 1989
                                                                  YEAR ENDED DECEMBER 31,          (INCEPTION)
                                                              --------------------------------   THROUGH DECEMBER
                                                                1994       1995        1996          31, 1996
                                                              ---------  ---------  ----------  ------------------
REVENUES:
  Product sales.............................................  $      --  $      --  $      421      $      421

OPERATING COSTS AND EXPENSES:
  Cost of sales.............................................         --         --       2,310           2,310
  Research and development..................................      6,086      5,669       7,081          34,357
  Sales, general and administrative.........................      2,239      2,686       5,416          16,278
                                                              ---------  ---------  ----------        --------
                                                                  8,325      8,355      14,807          52,945

Loss from operations........................................     (8,325)    (8,355)    (14,386)        (52,524)
Interest income.............................................        283        317         345           2,348
Interest and other expense..................................       (166)      (199)       (307)         (1,372)
                                                              ---------  ---------  ----------        --------
Net loss....................................................  $  (8,208) $  (8,237) $  (14,348)     $  (51,548)
                                                              ---------  ---------  ----------        --------
                                                              ---------  ---------  ----------        --------
Deemed dividend on preferred stock..........................         --         --      (1,180)         (1,180)
                                                              ---------  ---------  ----------        --------
Net loss after deemed dividend..............................     (8,208)    (8,237)    (15,528)        (52,728)
                                                              ---------  ---------  ----------        --------
                                                              ---------  ---------  ----------        --------
Net loss per share..........................................  $   (3.30) $   (2.89) $    (2.71)
                                                              ---------  ---------  ----------
                                                              ---------  ---------  ----------
Net loss per share to common stockholders...................  $   (3.30) $   (2.89) $    (2.93)
                                                              ---------  ---------  ----------
                                                              ---------  ---------  ----------
Shares used in computing net loss per share.................      2,489      2,849       5,299
                                                              ---------  ---------  ----------
                                                              ---------  ---------  ----------

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

    On January 29, 1996, as a result of the Beckman transaction, the Company amended outstanding 1995 Warrants to purchase 2,666,514 shares of Series A Preferred Stock (the "Amended 1995 Warrants") and closed a private placement pursuant to which the company issued new warrants (the "1996 Warrants") to purchase 2,852,998 shares of Series A Preferred Stock. One half of the amended 1995 Warrants and one half of the 1996 Warrants were exercisable at a purchase price of 70% of the current market price upon exercise and expired on May 31, 1996. Prior to their expiration on May 31, 1996, warrants to purchase 2,651,847 shares of Series A Preferred stock were exercised at an average price of $1.18 per share. The remaining one half of the amended 1995 Warrants and 1996 Warrants were subject to automatic exercise at a purchase price of $1.46 per share upon the Company's shipment of the first ten IOS-TM-instruments and accompanying cartridges. These latter warrants were called by the Company and the funds were received by the Company in March 1996. In connection with the warrants with a price of 70% of the market price upon exercise, the Company recorded a deemed preferred stock dividend to reflect the discount to the market price at time of exercise.

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

                               INDEX TO EXHIBITS

ITEM 14(A)(3). EXHIBITS

                                                                                                          MANNER OF
 NUMBER                                            DESCRIPTION                                             FILING
---------  -------------------------------------------------------------------------------------------  -------------
      3.1  Amended and Restated Certificate of Incorporation of the Registrant.                                 (10)
      3.2  Amended and Restated By-laws of the Registrant.                                                       (1)
      4.1  Specimen warrant.                                                                                     (9)
      4.3  Specimen Series A Convertible Preferred Stock Certificate.                                            (8)
      4.4  Form of Series A Convertible Preferred Stock Warrant.                                                 (8)
      4.5  Form of Common Stock Warrant.                                                                         (8)
      4.6  Form of Series A Convertible Preferred Amended Warrant.                                               (8)
      4.7  Form of Series A Convertible Preferred Stock Warrant.                                                 (8)
      4.8  Form of Warrant Issued pursuant to Common Stock and Warrant Purchase Agreement                       (16)
      4.9  Form of Warrant Issued to KMC Systems, Inc.                                                          (16)
     10.4  Early Exercise Stock Purchase Agreement between Mr. Kaiser and the Registrant, dated May
             23, 1991.                                                                                           (1)
     10.9  Co-Sale Agreement between Mr. Kaiser and the Registrant, dated May 24, 1991.                          (1)
    10.15  Master Lease Agreement between Phoenix Leasing Incorporated and the Registrant, dated
             November 1, 1992.                                                                                   (3)
    10.16  Form of Confidential Nondisclosure Agreement entered into between the Registrant and its
             consultants.                                                                                        (3)
    10.17  Form of Mutual Confidential Nondisclosure Agreement entered into between the Registrant and
             potential business partners.                                                                        (3)
    10.18  Form of Proprietary Information Agreement entered into between the Registrant and
             employees.                                                                                          (3)
    10.19  Form of Contractor Agreement entered into between the Registrant and independent
             contractors.                                                                                        (3)
   *10.20  Employee Stock Purchase Plan, as amended.                                                            (18)
   *10.21  Restated 1992 Non-Employee Directors Stock Option Plan.                                               (5)
   *10.22  Restated Dual Stock Option Plan.                                                                     (11)
    10.23  Restated Promissory Note and Agreement in the principal amount of $59,000, between the
             Registrant and Dr. Ribi, dated April 19, 1992.                                                      (1)
    10.24  Full Recourse Promissory Note in the principal amount of $39,600, between the Registrant
             and John Kaiser, dated May 23, 1991, as amended.                                                    (2)
  ++10.25  Manufacturing Agreement, dated December 30, 1992, between the Registrant and Kollsman
             Manufacturing Company, Inc.                                                                         (2)
    10.26  Lease Agreement, dated January 21, 1993, by and between the Registrant and South
             Bay/Caribbean.                                                                                      (2)
    10.28  Irrevocable Letter of Credit dated March 17, 1993 between the Registrant and South
             Bay/Caribbean.                                                                                      (3)
    10.29  Promissory Note dated April 7, 1993 issued by John Kaiser to the Registrant in the
             principal amount of $53,700.                                                                        (3)
  ++10.30  License Agreement dated July 28, 1993 between the Registrant and Research Corporation
             Technologies Incorporated.                                                                          (4)
  ++10.31  Feasibility Study and Option Agreement between the Registrant and Beckman Instruments,
             Inc., dated August 15, 1995.                                                                        (7)
  ++10.32  Patent Security Agreement between the Registrant and Beckman Instruments, Inc. dated August
             15, 1995.                                                                                           (7)

                                                                                                          MANNER OF
 NUMBER                                            DESCRIPTION                                             FILING
---------  -------------------------------------------------------------------------------------------  -------------
  ++10.33  Convertible Secured Promissory Note issued by the Registrant to Beckman Instruments, Inc.,
             dated August 15, 1995.                                                                              (7)
    10.34  Investor Rights Agreement between the Registrant and Beckman Instruments, Inc., dated
             August 15, 1995.                                                                                    (7)
    10.35  Convertible Note Purchase Agreement between the Registrant and Beckman Instruments, Inc.,
             dated August 15, 1995.                                                                              (7)
  ++10.36  Letter Agreement between the Registrant and Nunc, Inc., dated August 10, 1995.                        (7)
    10.37  Form of Non-Exclusive Distribution Agreement between the Registrant and the entities listed
             on Exhibit A thereto.                                                                               (9)
  ++10.38  Supply Agreement between Nalge Nunc International, Inc. and the Registrant, dated December
             20, 1995.                                                                                           (9)
  ++10.39  Confidential letter of understanding dated April 18, 1996 between the Registrant and KMC
             Systems, Inc.                                                                                      (12)
    10.40  Warrant Amendment Agreement dated January 4, 1996 by and among the Registrant and the
             Warrant Holders named therein.                                                                      (8)
    10.41  Warrant Purchase Agreement dated January 4, 1996 by and among the Registrant and the
             Purchasers named therein.                                                                           (8)
    10.42  Form of Common Stock and Warrant Purchase Agreement by and among the Registrant and the
             purchasers named therein.                                                                          (13)
    10.43  Form of Warrant issued to Beckman Instruments.                                                       (14)
    10.44  Form of Warrant issued to Kollsman Manufacturing Company.                                            (14)
    10.45  Form of Warrant issued to Venture Lending.                                                           (14)
++++10.46  Confidential letter of understanding dated November 1, 1996 between the Registrant and KMC
             Systems, Inc.                                                                                      (15)
    10.47  Employment Agreement between the Registrant and Mr. Hawthorne, dated January 27, 1997.               (15)
    10.48  Confidential letter of understanding dated March 28, 1997 between the Registrant and KMC
             Systems, Inc.                                                                                      (15)
    10.49  Form of Warrant issued to KMC Systems, Inc.                                                          (15)
    10.50  Form of Retention Letter to Employees from the Company dated April 3, 1997.                          (15)
    10.51  Common Stock Purchase Agreement, dated April 15, 1997, among the Registrant and the
             Purchasers named therein.                                                                          (16)
    10.52  Common Stock and Warrant Purchase Agreement, dated April 15, 1997, among the Registrant and
             the Purchasers named therein.                                                                      (16)
    10.53  Common Stock and Warrant Purchase Agreement, dated July 2, 1997, among the Registrant and
             the Purchasers named therein.                                                                      (17)
    10.54  Form of Warrant issued pursuant to the Common Stock and Warrant Purchase Agreement, dated
             July 2, 1997.                                                                                      (17)
     23.1  Consent of Ernst & Young LLP, Independent Auditors.
     24.1  Power of Attorney.                                                                                   (15)
     27.1  Financial Data Schedule                                                                              (15)

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

(18) Incorporated by reference to the identically numbered exhibit filed with the Registrant's Annual Report on Form 10-K/A-2 for the fiscal year ended December 31, 1996, filed July 18, 1997.