Form 10-Q/A
period 1997-03-31
BIOCIRCUITS CORP
filed 1997-08-11
CIK 855844

                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549

                                         FORM 10-Q/A-2

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

Note:  Derived from the audited balance sheet at December 31, 1996

                             See accompanying notes

                            BIOCIRCUITS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                     THREE MONTHS ENDED          PERIOD FROM
                                                                                          MARCH 31,             MARCH 7, 1989
                                                                                 -------------------------   (INCEPTION) THROUGH
                                                                                     1997           1996        MARCH 31, 1997
                                                                                 ------------    ----------  ------------------
REVENUES:
  Product Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     234      $      45       $    655

OPERATING COSTS AND EXPENSES:
  Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,034            307          3,344
  Research and development . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,480          2,353         35,837
  Sales, general and administrative. . . . . . . . . . . . . . . . . . . . . . .      1,316          1,250         17,594
                                                                                  ---------      ---------       --------
                                                                                      3,830          3,910         56,775

Loss from operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (3,596)        (3,865)       (56,120)

Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         64             92          2,412
Interest and other expense . . . . . . . . . . . . . . . . . . . . . . . . . . .        (16)           (89)        (1,388)
                                                                                  ---------      ---------       --------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ (3,548)     $  (3,862)      $(55,096)
                                                                                  ---------      ---------       --------
                                                                                  ---------      ---------       --------
Deemed dividend on preferred stock . . . . . . . . . . . . . . . . . . . . . . .         --           (602)          (602)
                                                                                  ---------      ---------       --------
Net loss after deemed dividend . . . . . . . . . . . . . . . . . . . . . . . . .   $ (3,548)     $  (4,464)      $(55,698)
                                                                                  ---------      ---------       --------
                                                                                  ---------      ---------       --------
Net loss per share . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  (0.41)     $   (0.99)
                                                                                  ---------      ---------
                                                                                  ---------      ---------
Net loss per share to common stockholders. . . . . . . . . . . . . . . . . . . .   $  (0.41)     $   (1.14)
                                                                                  ---------      ---------
                                                                                  ---------      ---------
Shares used in computing net loss per share. . . . . . . . . . . . . . . . . . .      8,592          3,902
                                                                                  ---------      ---------
                                                                                  ---------      ---------

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

2.   BASIS OF PRESENTATION


       The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A-3 for the year ended December 31, 1996.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          IN ADDITION TO THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION, IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K/A-3 FOR THE YEAR ENDED
DECEMBER 31, 1996.

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



Date:     August 11, 1997

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


                                       By:         /s/ James Welch
                                          ------------------------------------
                                          James Welch
                                          Vice President and Chief Financial
                                          Officer (Principal Financial and
                                          Accounting Officer)