Form 10-Q
period 1997-06-30
BIOCIRCUITS CORP
filed 1997-08-14
CIK 855844

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       ---     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
               ENDED JUNE 30, 1997 OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       --- SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO _______________.

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

                           Yes  X     No
                               ---       ---


     At July 31, 1997, Registrant had 17,377,153 shares of Common Stock issued and outstanding.

                        BIOCIRCUITS CORPORATION


                               INDEX

PART I:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements and Notes


         Condensed balance sheets (unaudited) - June 30, 1997 and
           December 31, 1996. . . . . . . . . . . . . . . . . . . . . .      3

         Condensed statements of operations (unaudited) - three
           months ended June 30, 1997 and 1996 and six months
           ended June 30, 1997 and 1996 and the period from
           March 7, 1989 (inception) through June 30, 1997. . . . . . .      4

         Condensed statements of cash flows (unaudited) - six months ended March 31, 1997 and 1996 and the period from March 7,
           1989 (inception) through June 30, 1997 . . . . . . . . . . .      5

         Notes to Condensed Financial Statements (unaudited). . . . . .      6

ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . . . . . . .      9



PART II:  OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders . . . . .      13

ITEM 5.   Other Information . . . . . . . . . . . . . . . . . . . . . .      14

ITEM 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .      15

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             BIOCIRCUITS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS
            (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                     JUNE 30, 1997     DECEMBER 31, 1996
                                                     -------------     -----------------
                                                                             (NOTE)
ASSETS
Current assets:
    Cash and cash equivalents . . . . . . . . . .  .   $   87              $  4,944
    Accounts receivable, net of allowance for
      doubtful accounts of $27, ($43 on
      December 31, 1996) . . . . . . . . . . . . . .      228                   201
    Inventory . . . . . . . . . . . . . . . . . . .     1,175                   928
    Prepaid inventory . . . . . . . . . . . . . . .       682                   375
    Prepaid expenses and other current assets . . .       114                   381
    Restricted cash . . . . . . . . . . . . . . . .       113                   102
                                                      -------              --------

Total current assets. . . . . . . . . . . . . . . .     2,399                 6,931

Property and equipment, net of accumulated
    depreciation and amortization of $1,861
    ($1,671 in 1996). . . . . . . . . . . . . . . .     1,349                 1,375

Restricted cash . . . . . . . . . . . . . . . . . .       255                   376
Other assets. . . . . . . . . . . . . . . . . . . .        52                    44
                                                      -------              --------
                                                      $ 4,055              $  8,726
                                                      -------              --------
                                                      -------              --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable. . . . . . . . . . . . . . . .   $   852              $  1,108
    Accrued liabilities . . . . . . . . . . . . . .       146                   208
    Accrued compensation and related expenses . . .       157                   142
    Current portion of capital lease obligations. .       103                   118
                                                      -------              --------
Total current liabilities . . . . . . . . . . . . .     1,258                 1,576

Long-term portion of capital lease obligations. . .       ---                    72

Stockholders' equity:
    Preferred stock, $0.001 par value,
      40,000,000 shares authorized, issuable in
      series:  Series A convertible, 30,000,000
      shares designated, 11,643,237 shares
      issued and outstanding (12,455,137 shares
      outstanding at December 31, 1996),
      aggregate liquidation preference of $.55
      per share . . . . . . . . . . . . . . . . . .     9,497                 9,903
    Common stock, $0.001 par value, 70,000,000
      shares authorized, 10,482,038 shares issued
      and outstanding (8,589,930 shares issued
      and outstanding at December 31, 1996) . . . .    50,762                48,784
    Deficit accumulated during the development
      stage . . . . . . . . . . . . . . . . . . . .   (57,409)              (51,548)
    Notes receivable secured by common stock. . . .       (15)                  (15)
    Deferred compensation and other . . . . . . . .       (38)                  (46)
                                                      -------              --------
Total stockholders' equity. . . . . . . . . . . . .     2,797                 7,078
                                                      -------              --------
                                                      $ 4,055              $  8,726
                                                      -------              --------
                                                      -------              --------


Note:  Derived from the audited balance sheet at December 31, 1996.

                          See accompanying notes

                            BIOCIRCUITS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


                                                        THREE MONTHS ENDED         SIX MONTHS ENDED           PERIOD FROM
                                                              JUNE 30,                  JUNE 30,             MARCH 7, 1989
                                                      --------------------       ---------------------    (INCEPTION) THROUGH
                                                       1997         1996           1997         1996          JUNE 30, 1997
                                                      -------      -------       -------       -------        -------------
REVENUES:
     Product Sales . . . . . . . . . . . . . . . .    $   205      $   111       $   438       $   156          $    859

OPERATING COSTS AND EXPENSES:
     Cost of sales . . . . . . . . . . . . . . . .        583          742         1,617         1,049             3,927
     Research and development .. . . . . . . . . .      1,027        1,662         2,507         4,015            36,864
     Sales, general and administrative . . . . . .        921        1,430         2,237         2,680            18,515
                                                      -------      -------       -------       -------          --------
                                                        2,531        3,834         6,361         7,744            59,306

Loss from operations . . . . . . . . . . . . . . .     (2,326)      (3,723)       (5,923)       (7,588)          (58,447)

Interest and dividend income . . . . . . . . . . .         24          104            88           196             2,436
Interest and other expense . . . . . . . . . . . .        (10)         (82)          (26)         (171)           (1,398)
                                                      -------      -------       -------       -------          --------
Net loss . . . . . . . . . . . . . . . . . . . . .    $(2,312)     $(3,701)      $(5,861)      $(7,563)         $(57,409)
                                                      -------      -------       -------       -------          --------
                                                      -------      -------       -------       -------          --------



Deemed dividend on preferred stock . . . . . . . .       ---          (578)          ---        (1,180)           (1,180)
                                                      -------      -------       -------       -------          --------

Net loss after deemed dividend.. . . . . . . . . .    $(2,312)     $(4,279)      $(5,861)      $(8,743)         $(58,589)
                                                      -------      -------       -------       -------          --------
                                                      -------      -------       -------       -------          --------


Net loss per share . . . . . . . . . . . . . . . .    $ (0.23)     $ (0.80)      $ (0.63)      $ (1.77)
                                                      -------      -------       -------       -------
                                                      -------      -------       -------       -------

Net loss per share to common
     shareholders. . . . . . . . . . . . . . . . .    $ (0.23)     $ (0.92)      $ (0.63)      $ (2.05)
                                                      -------      -------       -------       -------
                                                      -------      -------       -------       -------


Shares used in computing net loss per share. . . .     10,048        4,626         9,320         4,264
                                                      -------      -------       -------       -------
                                                      -------      -------       -------       -------





                              See accompanying notes.

                             BIOCIRCUITS CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)



                                                                                                  PERIOD FROM
                                                                     SIX MONTHS ENDED            MARCH 7, 1989
                                                                          JUNE 30,             (INCEPTION) THROUGH
                                                                      1997           1996          JUNE 30, 1997
                                                                   --------       --------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss. . . . . . . . . . . . . . . . . . . . . . .              $(5,861)       $(7,563)      $(57,409)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization . . . . . . . . . .                  197            232          3,728
     Other . . . . . . . . . . . . . . . . . . . . . .                  124            241            490
     Changes in:
        Accounts receivable. . . . . . . . . . . . . .                  (27)          (118)          (228)
        Prepaid inventory. . . . . . . . . . . . . . .                 (307)           (71)          (682)
        Inventory. . . . . . . . . . . . . . . . . . .                 (247)          (332)        (1,175)
        Other current assets . . . . . . . . . . . . .                  267            171           (184)
        Other assets . . . . . . . . . . . . . . . . .                   (8)           --               4
        Other current liabilities. . . . . . . . . . .                 (303)           260          1,153
                                                                    -------        -------       --------
            Net cash used in operating activities. . .               (6,165)        (7,180)       (54,303)
                                                                    -------        -------       --------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment. . . . . . . . . .                 (163)          (293)        (2,091)
 Short-term investments purchased. . . . . . . . . . .                  ---            ---        (30,337)
 Short-term investments sold/redeemed. . . . . . . . .                  ---            597         30,337
 Restricted cash . . . . . . . . . . . . . . . . . . .                  110             91           (401)
                                                                    -------        -------       --------
     Net cash provided by (used in)
     investing activities. . . . . . . . . . . . . . .                  (53)           395         (2,492)
                                                                    -------        -------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of preferred stock, net of issuance costs. .                1,448          7,575         28,381
 Issuance of common stock, net of issuance costs . . .                  ---             65         27,301
 Issuance of long-term debt. . . . . . . . . . . . . .                  ---            125          4,949
 Payments on long-term obligations . . . . . . . . . .                  (87)          (308)        (3,749)
                                                                    -------        -------       --------
     Net cash provided by (used in) financing activities              1,361          7,457         56,882
                                                                    -------        -------       --------

Net increase (decrease) in cash and cash equivalents .               (4,857)           672             87
Cash and cash equivalents, beginning of period . . . .                4,944          6,028            ---
                                                                    -------        -------       --------
Cash and cash equivalents, end of period . . . . . . .              $    87        $ 6,700       $     87
                                                                    -------        -------       --------
                                                                    -------        -------       --------




                            See accompanying notes

                            BIOCIRCUITS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                              JUNE 30, 1997
                               (UNAUDITED)

1.   NATURE OF BUSINESS AND FINANCINGS

       Biocircuits Corporation (a development stage company) (the
       "Company") was incorporated in Delaware on March 7, 1989. The Company is engaged in developing and commercializing new immunodiagnostic testing systems.

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's first sale and shipment of its IOS system occurred in March 1996. The Company has incurred a loss in each period since its inception. At June 30, 1997, the Company's accumulated deficit was $57.4 million. Biocircuits expects to incur additional losses over the next several years.

       On April 15, 1997, the Company closed the first tranches in two private placements (collectively the "April 1997 Financings") in which the Company sold its common stock and issued warrants to purchase common stock. The first private placement (the "April Common Stock Financing") consisted of the sale of an aggregate of 2,500,000 shares of common stock at $1.00 per share, to be issued in three tranches. The second private placement (the "April Units Financing") consisted of the sale of an aggregate of 5,447,000 units at $1.00 per unit, each unit consisting of one share of common stock and one warrant to purchase one share of common stock (the "April Financing Warrants"), to be issued in two tranches. Upon closing the first tranches of the April 1997 Financings, the Company issued 531,250 shares of its common stock in the first tranche of the April Common Stock Financing and 1,157,488 units in the first tranche of the April Units Financing. The April Financing Warrants have an exercise price of $0.75 per share and expire eighteen months after April 15, 1997, subject to certain adjustments. At the Company's option, the Company may shorten the exercise period of the April Financing Warrants in which case they may become redeemable by the Company at $0.01 per share if the closing prices for the Company's common stock is greater than or equal to $2.00 per share for ten days. The first tranches of the April 1997 Financings resulted in gross proceeds to the Company of approximately $1.7 million. With these funds, the Company's cash resources were adequate to satisfy its requirements through the end of the second quarter 1997. The closing of the second and third tranches of the April 1997 Financings were conditional upon the Company meeting certain milestones. The milestone required for the second tranches to close were not met and the investors in the April Common Stock Financing elected not to fund the Company in the third tranche.

       On July 3, 1997, the Company closed a financing (the "July Financing") in which the Company sold 6,853,567 units at $0.75 per unit, each unit consisting of one share of common stock and one warrant to purchase one share of common stock (the "July Financing Warrants"). The July Financing Warrants have an exercise price of $0.75 per share and expire eighteen months after July 3, 1997, subject to certain adjustments. At the Company's option, the Company may shorten the exercise period of the July Financing Warrants in which case they may become redeemable by the Company at $0.01 per share if the closing prices for the Company's common stock is greater than or equal to $2.00 per share for ten days. The July Financing resulted in gross proceeds to the Company of approximately $5.1 million. With these funds, the Company believes its cash resources will be adequate to satisfy its requirements through the second quarter 1998.

       Obtaining additional funds, either from generating sufficient revenue or raising additional capital, will be critical to the Company's ability to maintain operations through 1998. The Company will therefore continue to seek funding from various equity financing sources. Raising additional funds from public or private sources will result in significant dilution to then existing shareholders. If adequate funding is not available on a timely basis, the Company will be required to curtail its operations significantly or to cease operations. There can be no assurance that the Company will be successful in obtaining additional financing during 1997 or 1998.

                            BIOCIRCUITS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 1997
                                 (UNAUDITED)

2.   BASIS OF PRESENTATION

       The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A-3 for the year ended December 31, 1996.

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

       Following is supplemental proforma earnings per share, calculated giving effect to the conversion of the outstanding convertible preferred stock on an if converted basis (in thousands, except per share data):


                                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                          JUNE 30,                 JUNE 30,
                                                                  ---------------------      ----------------------
                                                                     1997         1996         1997         1996
                                                                  -------       -------      -------       -------
           Net loss to common shareholders
               as reported . . . . . . . . . . . . . . . . .      $(2,312)      $(4,279)     $(5,861)      $(8,743)
                                                                  -------       -------      -------       -------
                                                                  -------       -------      -------       -------
           Shares used in computing net
               loss per share as reported. . . . . . . . . .       10,048         4,626        9,320         4,264

           Adjustment to include outstanding convertible
               preferred stock previously excluded
               as it is anti-dilutive. . . . . . . . . . . .        2,937         3,623        3,025         3,494
                                                                  -------       -------      -------       -------
           Shares used in computing proforma net
               loss per share. . . . . . . . . . . . . . . .       12,985         8,249       12,345         7,758
                                                                  -------       -------      -------       -------
                                                                  -------       -------      -------       -------

           Pro forma net loss per share. . . . . . . . . . .      $ (0.18)      $ (0.52)     $ (0.47)      $ (1.13)
                                                                  -------       -------      -------       -------
                                                                  -------       -------      -------       -------


3.   RECENTLY ISSUED ACCOUNTING STANDARDS

       In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The Company expects no impact from the implementation of FASB 128 as common equivalent shares are excluded from the computation as their effect is anti-dilutive. In June of 1997, the Financial
       Accounting Standards Board issued Statements No. 130, Reporting Comprehensive Income, and No. 131, Disclosures about Segments of an Enterprise and Related Information, which are required to be adopted in the year ended December 31, 1998. The Company does not expect any significant impact from the implementation of FASB 130 or FASB 131.

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

       The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in
Part 1-Item 1 of this quarterly report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1996 contained in the Company's 1996 annual report to stockholders. The results for the three and six month periods ending June 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1997.

OVERVIEW

       Since its inception in 1989, the Company has been engaged in research and development and marketing of immunodiagnostic medical applications of its technologies. Immunodiagnostic tests, or "assays," are performed on samples of bodily fluids to diagnose a variety of infectious diseases and other conditions such as endocrine dysfunctions, and to conduct therapeutic drug monitoring. Immunodiagnostic tests utilize biological reagents, such as antibodies, and an instrument to detect the presence of a substance of interest, or "analyte," such as a virus or hormone.

        On June 27, 1997, the Company entered into a letter of intent (the "Letter of Intent") with the Becton-Dickinson Microbiology Systems Division of Becton, Dickenson and Company ("Becton") to enter into an agreement (the "Agreement") that would give Becton exclusive worldwide marketing rights to the IOS system and all cartridges currently available as well as those that will be developed in the future. It is also anticipated that Becton may assume responsibility for manufacturing the IOS instrument in 1998. The company currently plans to continue to manufacture cartridges for transfer to Becton as well as develop new cartridges. The Letter of Intent is not legally binding and the Agreement, which is currently being negotiated by the parties, may never be finalized and executed. If the Agreement is executed, the Company's operations will be materially affected and the Company's results could differ materially from those anticipated in these forward-looking statements.

       The Company has incurred a loss in each period since its inception.
At June 30, 1997, the Company's accumulated deficit was $57.4 million. Biocircuits expects to incur additional losses over the next several years. The Company expects that currently available funds will be used primarily for the development of additional assays for the IOS point-of-care system, the production of the Company's cartridges and in such case that the Agreement with Becton is not executed, the sales and marketing programs for its IOS point-of-care system. The losses may vary from period to period, including from quarter to quarter, and may increase, due to the uncertainty of whether the sales and marketing programs of the Company or Becton will achieve the desired results. Accordingly, the Company believes that quarter-to-quarter results are not a useful indicator of the Company's performance.

RESULTS OF OPERATIONS-THREE MONTHS ENDED JUNE 30, 1997 AND 1996

       Revenue in the second quarter totaled $205,000, an increase of $94,000 or 85% from the $111,000 reported in the second quarter of 1996.

       Total operating costs and expenses decreased from $3,834,000 in the second quarter of 1996 to $2,531,000 in the second quarter of 1997, a decrease of $1,303,000 or 34%.

       Cost of sales decreased from $742,000 in the second quarter of 1996 to $583,000 in the second quarter of 1997, a decrease of $159,000 or 21%. The decrease in cost of sales results primarily from a reduction in manufacturing overhead due to the reduction in force which occurred in early April 1997 offset by higher direct labor and material costs associated with the increased sales. In addition, the second quarter 1996 cost of sales included a $241,000 charge for a warrant issued to KMC Systems, Inc. ("Kollsman").

       Research and development expenses decreased from $1,662,000 in the second quarter of 1996 to $1,027,000 in the second quarter of 1997, a decrease of $635,000 or 38%. This decrease was due primarily to the reduction in force which occurred in early April 1997 and a reduction in outside services, primarily non-recurring engineering charges from Kollsman.

       Sales, general and administrative expenses decreased from $1,430,000 in the second quarter of 1996 to $921,000 in the second quarter of 1997, a decrease of $509,000 or 36%. This decrease was due primarily to the Company's reduction in force which occurred in early April and decreased sales and marketing expenses.

       Interest income decreased from $104,000 in the second quarter of 1996 to $24,000 in the second quarter of 1997, a decrease of $80,000 or 77%. The decrease was due to decreased cash balances from ongoing operating losses, purchases of property and equipment and payments on long-term obligations. Interest and other expense decreased from $82,000 in the second quarter of 1996 to $10,000 in the second quarter of 1997, a decrease of $72,000 or 88%. Interest expense results from the Company's long-term debt and capital leases related to its property and equipment.

       Net loss decreased from $3,701,000 or $0.80 per share in the second quarter of 1996 to $2,312,000 or $0.23 per share in the second quarter of 1997, a decrease of $1,389,000 or 38%. Alternatively, after the deemed preferred stock dividend, net loss to common shareholders decreased from $4,279,000 or $0.92 per share to $2,312,000 or $0.23 per share, a decrease of $1,967,000 or 46%.

        In late March 1997, the Company and Kollsman, the Company's exclusive North American supplier of the IOS instrument, agreed to reduce the amount of the standby letter of credit by $249,000 in exchange for reducing the exercise price of a warrant issued to Kollsman to $2.00 per share. Such warrant and standby letter of credit was established in order to secure an adequate supply of IOS Instruments. Also in late March 1997, the Company and Kollsman agreed to issue Kollsman a warrant to purchase 50,000 shares of common stock in exchange for a one month shutdown of instrument production. In the quarter ended March 31, 1997, the Company recorded a $124,000 expense as manufacturing overhead, $60,000 for the warrant price reduction from $7.00 to $2.00 and $64,000 for the issuance of the warrant to purchase 50,000 shares of common stock. In early May 1997, the Company subsequently agreed with Kollsman to extend the instrument production line shutdown until August 1997. The Company has further agreed to and has paid Kollsman $436,000 to cover the cost of raw material and work in process currently at, or to be delivered to, Kollsman. Such prepaid inventory will be credited back against future deliveries of IOS instruments to Biocircuits. In return, Kollsman canceled the $700,000 standby letter of credit and the associated funds collateralized by the Company's bank have been released back to the Company. The Company is entirely dependent on Kollsman as the sole source of production of its IOS instruments through the end of 1997 and an undetermined duration thereafter should the Agreement with Becton not be executed. Kollsman or Becton, in the event that the Agreement is executed, relies upon sole-source suppliers for certain components. Failure of these suppliers to deliver the required quantities on a timely basis and at commercially reasonable prices, or failure to deliver the IOS instruments on a timely basis or at commercially reasonable costs could materially adversely affect the Company.

        The Company's inventory, including prepaid inventory, increased to approximately $1,857,000 as of June 30, 1997. Of this amount, a major portion is associated with the instrument: approximately $682,000 of prepaid instrument inventory; $545,000 of IOS instrument finished goods; and $195,000 of instrument raw materials. The instrument production shutdown, which is expected to last at least through August 1997, is designed to reduce the inventory of instrument finished goods and, with the expected builds for the balance of 1997 and early 1998, the Company expects that the instrument prepaid inventory and raw materials will be significantly reduced.
Therefore, based on the Company's build rates for the balance of 1997 and early 1998, the Company does not expect to encounter any major obsolete or excess inventory issues which may require writedowns other than issues that would be expected in the course of normal operations for which the Company has $90,000 of reserves recorded. There can be no assurances that the build rates required to support IOS instrument sales will be adequate to significantly reduce instrument related inventory nor that the Company's established reserves will be adequate to cover any unexpected obsolete or excess inventory issues.

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


       On April 15, 1997, the Company closed the first tranches in two private placements (collectively the "April 1997 Financings") in which the Company sold its common stock and issued warrants to purchase common stock. The first private placement (the "April Common Stock Financing") was to consist of the sale of an aggregate of 2,500,000 shares of common stock at $1.00 per share, to be issued in three tranches. The second private placement (the "April Units Financing") was to consist of the sale of an aggregate of 5,447,000 units at $1.00 per unit, each unit consisting of one share of common stock and one warrant to purchase one share of common stock (the
"April Financing Warrants"), to be issued in two tranches.

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

       The Company issued 531,250 shares of its common stock in the first tranche of the April Common Stock Financing and 1,157,488 units in the first tranche of the April Units Financing. The April Financing Warrants have an exercise price of $0.75 per share and expire eighteen months after April 15, 1997, subject to certain adjustments. At the Company's option, the Company may shorten the exercise period of the April Financing Warrants in which case they may become redeemable by the Company at $0.01 per share if the closing prices for the Company's common stock is greater than or equal to $2.00 per share for ten days. The first tranches of the April 1997 Financings resulted in gross proceeds to the Company of approximately $1.7 million. With these funds, the Company's cash resources were adequate to satisfy its requirements through the end of the second quarter.

       On July 3, 1997, the Company closed a financing (the "July Financing") in which the Company sold 6,853,567 units at $0.75 per unit, each unit consisting of one share of common stock and one warrant to purchase one share of common stock (the "July Financing Warrants"). The July Financing Warrants have an exercise price of $0.75 per share and expire eighteen months after July 3, 1997, subject to certain adjustments. At the Company's option, the Company may shorten the exercise period of the July Financing Warrants in which case they become redeemable by the Company at $0.01 per share if the closing prices for the Company's common stock is greater than or equal to $2.00 per share for ten days. The July Financing resulted in gross proceeds to the Company of approximately $5.1 million. With these funds, the Company believes its cash resources will be adequate to satisfy its requirements until the end of the second quarter of 1998.

RESULTS OF OPERATIONS-SIX MONTHS ENDED JUNE 30, 1997 AND 1996

       Revenue in the first six months totaled $438,000, an increase of $282,000 from the $156,000 reported in the first six months of 1996 when the Company initially launched its IOS system.

       Total operating costs and expenses decreased from $7,744,000 in the first six months of 1996 to $6,361,000 in the first six months of 1997, a decrease of $1,383,000 or 18%.

       Cost of sales increased from $1,049,000 in the first six months of 1996 to $1,617,000 in the first six months 1997, an increase of $568,000 or 54%. The increase in cost of sales results primarily from reporting cost of sales for a full six month period for 1997 while the cost of sales for the first six months of 1996 reflects a partial period due to the Company launching its IOS system in March 1996. These costs consist primarily of manufacturing overhead and startup costs associated with the production of revenue generating product.

       Research and development expenses decreased from $4,015,000 in the first six months of 1996 to $2,507,000 in the first six months of 1997, a decrease of $1,508,000 or 38%. This decrease was due primarily to outside services, primarily non-recurring charges from Kollsman, and the Company's cost reduction efforts, including the reduction in force in April 1997.

       Sales, general and administrative expenses decreased from $2,680,000 in the first six months of 1996 to $2,237,000 in the first six months of 1997, a decrease of $443,000 or 17%. This decrease was due primarily to the Company's reduction in force in April 1997 and reduced sales and marketing expenses.

       Interest income decreased from $196,000 in the first six months of 1996 to $88,000 in the first six months of 1997, a decrease of $108,000 or 55%. The decrease was due to decreased cash balances from ongoing operating losses, purchases of property and equipment and payments on long-term obligations. Interest and other expense decreased from $171,000 in the first six months of 1996 to $26,000 in the first six months of 1997, a decrease of $145,000 or 85%. Interest expense results from the Company's long-term debt and capital leases related to its property and equipment.

        Net loss decreased from $7,563,000 or $1.77 per share in the first six months of 1996 to $5,861,000 or $0.63 per share in the first six months of 1997, a decrease of $1,702,000 or 23%. Alternatively, after the deemed preferred stock dividend, net loss to common shareholders decreased from $8,743,000 or $2.05 per share to $5,861,000 or $0.63 per share, a decrease of $2,882,000 or 33%.

LIQUIDITY AND CAPITAL RESOURCES

       The Company historically has financed its operations primarily through sales of common and preferred stock, interest income on the cash balances available after such financings, long term debt and capital asset lease financings. Since its inception through June 30, 1997, the Company raised a total of approximately $55.9 million in the sale of common and preferred stock.

       The Company's cash and cash equivalents and short-term investments were $87,000 as of June 30, 1997, compared to $4.9 million at the end of 1996. The decrease was due primarily to operating losses in the first six months of 1997 offset by the funds raised in the April 1997 Financings.

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

       Obtaining additional funds, either from generating sufficient revenue or raising additional capital, will be critical to the Company's ability to maintain operations through 1998. The Company will therefore continue to seek funding from various equity financing sources. Raising additional funds from public or private sources will result in significant dilution to then existing shareholders. If adequate funding is not available on a timely basis, the Company will be required to curtail its operations significantly or to cease operations. There can be no assurance that the Company will be successful in obtaining additional financing during 1997 or 1998.

       The Company believes that maintaining its listing on the Nasdaq National Market System ("Nasdaq") is central to its ability to raise additional funds as well as to provide liquidity to investors. The conversion of the Beckman Note resulted in the Company meeting Nasdaq listing requirements at year end 1996. The Company failed temporarily to meet Nasdaq net tangible assets listing requirements at the end of both the first and second quarters of 1997. However, the proceeds from the April 1997 Financings allowed the Company to meet Nasdaq listing requirements, on a proforma basis, for the first quarter of 1997 and proceeds from the July Financing allowed the Company to meet Nasdaq listing requirements, on a proforma basis, for the second quarter of 1997. In addition, the Company believes the receipt of proceeds from the July 1997 Financing should result in it meeting Nasdaq listing requirements through year end 1997. Thereafter, the Company will be required to generate sufficient revenue or raise additional capital to maintain Nasdaq listing requirements.

        Nasdaq Marketplace Rule 4450(a)(5) currently provides that in order to remain eligible for continued inclusion in the Nasdaq National Market, a security must have a bid price of at least $1.00 per share, or in the alternative (i) the aggregate market value of publicly held shares, excluding shares held by officers, directors and greater than 10% beneficial owners must be at least $3,000,000 (the "Public Float Test") and (ii) a company's net tangible assets must be at least $4,000,000 (the "Net Tangible Asset Test", and, together with the Public Float Test, the "Alternative Test"). If the bid price of the Company's common stock is below $1.00 per share for ten consecutive days, under current Nasdaq Rules, the Company must meet the Alternative Test in order to maintain its Nasdaq listing. Although the bid price of the Company's common stock is currently above $1.00 per share and the Company does not rely on the Alternative Test in order to maintain its Nasdaq listing, there can be no assurance that the bid price will remain above $1.00 per share in the future. In addition, although the Company currently meets the Alternative Test and is therefore in compliance with Nasdaq's listing requirements, there can be no assurance that the Company will continue to meet the Alternative Test in the future. Nasdaq has proposed new rules for consideration by the Securities and Exchange Commission that would eliminate the Alternative Test. If the rules are approved by the Securities and Exchange Commission, the bid price of the Company's common stock must remain at or above $1.00 per share in order to maintain its Nasdaq listing. The Company's shareholders have authorized the Board of Directors to effect a 1-for-2.5 reverse stock split at any time prior to the Company's 1998 Annual Meeting. Therefore, if the bid price of the Company's common stock is below $1.00 per share for ten consecutive days, the Company may effect the reverse stock split to increase the common stock price.

       The Company believes its cash requirements may increase in future periods due to higher expenses. The Company expects to incur substantial additional costs, including costs related to ongoing research and development activities, either alone or in collaboration with strategic partners, clinical trials, expansion of manufacturing, research and development and administrative facilities, development of manufacturing capabilities, obtaining regulatory approvals and establishing sales, marketing and distribution capabilities in such event the Agreement with Becton is not executed. The Company's long-term capital requirements will depend on numerous factors, including the progress of the Company's research and product development, the timing and cost of obtaining regulatory approvals, the costs associated with patents and other intellectual property rights, the levels of resources devoted to the development of manufacturing and marketing capabilities and potential collaborative partnerships. The Company intends to seek additional funding through collaborative relationships and public or private financings. Other methods of financing the acquisition of capital equipment, including lease financing, may be utilized if available on attractive terms. Raising additional funds from public or private financings may result in further dilution to then-existing shareholders. The Company also may attempt to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of its technologies, products or marketing territories in exchange for funding. If adequate funds are not available from these sources, the Company will be required to curtail its operations significantly. No assurance can be given that any additional financing will be available, or, if available, that it will be available on acceptable terms.

                             BIOCIRCUITS CORPORATION

PART II:  OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

     a) The Company's Annual Meeting of Stockholders was held on June 5,
        1997.

     b) The following individuals were elected to the Company's Board of Directors for a three-year term expiring at the 2000
        Annual Meeting and received the number of votes in favor and votes withheld indicated:

        Robert Curry, Ph.D.
          Common Votes in favor:    6,998,891   Common Votes withheld:    71,992
          Preferred Votes in favor: 2,987,061   Preferred Votes withheld:      0

        David Rubinfien
          Common Votes in favor:    6,998,191   Common Votes withheld:    72,692
          Preferred Votes in favor: 2,987,061   Preferred Votes withheld:      0

          The following individual was elected to the Company's Board of Directors for a two-year term expiring at the 1999 Annual Meeting and received the number of votes in favor and votes withheld indicated:

        John Kaiser
          Common Votes in favor:    6,998,534   Common Votes withheld:    72,349
          Preferred Votes in favor: 2,961,112   Preferred Votes withheld: 25,949

        The following individual's term of office as a director continued after the meeting:

        Patrick Latterell

     c) In addition to the election of directors, the following matters were voted upon at the meeting and received the number of affirmative votes, negative votes, abstentions and broker non-votes indicated:

        (i) Ratify the sale and issuance of the Company's securities in two private financings.

            Common Votes:
            In favor:    3,715,944         Against:             57,560
            Abstentions:    25,241         Broker non-votes: 3,272,138

            Preferred Votes:
            In favor:    2,987,061          Against:                 0
            Abstentions:         0          Broker non-votes:        0

        (ii) Authorize amendment to the Company's Amended and Restated Certificate of Incorporation to effect a 1-for-2.5 reverse split of the outstanding shares of the Company's common stock upon the filing of an Amendment to the Company's Amended and Restated Certificate of Incorporation by the Board of Directors at any time on or prior to the Company's 1998 Annual Meeting of Shareholders .

             Common Votes:
             In favor:    6,908,786         Against:          104,918
             Abstentions:    27,644         Broker non-votes:  29,535

             Preferred Votes:
             In favor:    2,977,586         Against:          9,475
             Abstentions:         0         Broker non-votes:     0


       (iii) Ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1997.

             Common Votes:
             In favor:    7,040,903         Against:          18,055
             Abstentions:    11,925         Broker non-votes:      0

             Preferred Votes:
             In favor:    2,987,061         Against:               0
             Abstentions:         0         Broker non-votes:      0


ITEM 5. Other Information

        On July 7, 1997, the Company closed a private placement in which it received net proceeds of approximately $4.8 million, which proceeds allowed the Company to meet Nasdaq listing requirements for the second quarter of 1997 on a proforma basis.

        On June 27, 1997, the Company entered into a letter of intent (the "Letter of Intent") with the Becton-Dickinson Microbiology Systems Division of Becton, Dickenson and Company ("Becton") to enter into an agreement (the "Agreement") that would give Becton exclusive worldwide marketing rights to the IOS system and all cartridges currently available as well as those that will be developed in the future. It is also anticipated that Becton may assume responsibility for manufacturing the IOS instrument in 1998. The company currently plans to continue to manufacture cartridges for transfer to Becton as well as develop new cartridges. The Letter of Intent is not legally binding and the Agreement, which is currently being negotiated by the parties, may never be finalized and executed.

ITEM 6. Exhibits and Reports on Form 8-K.

               a)   Exhibits

                    27.1 Financial Data Schedule

                    99.1 Proforma June 30, 1997 Balance Sheets and Statements
                         of Operations assuming completion of a private placement and receipt of net proceeds of $4.8 million therefrom.

               b)   Reports on Form 8-K

                    Form 8-K filed July 18, 1997

                            BIOCIRCUITS CORPORATION
                                  SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 BIOCIRCUITS CORPORATION



Date:     August 13, 1997

                                 By:  /s/ John Kaiser
                                      ------------------------------------------
                                      John Kaiser
                                      President and Chief Executive Officer


                                 By:  /s/ James Welch
                                      ------------------------------------------
                                      James Welch
                                      Vice President and Chief Financial Officer