Form 10-Q
period 1997-09-30
BIOCIRCUITS CORP
filed 1997-11-14
CIK 855844

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

       X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      ---     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,
              1997 OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      --- SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _____.

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




At October 31, 1997, Registrant had 17,377,153 shares of Common Stock issued and outstanding.

                               BIOCIRCUITS CORPORATION


                                        INDEX

PART I:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements and Notes

         Condensed balance sheets (unaudited) - September 30, 1997 and
          December 31, 1996 ...............................................   3

         Condensed statements of operations (unaudited) - three months ended September 30, 1997 and 1996 and nine months ended
          September 30, 1997 and 1996 and the period from March 7, 1989
          (inception) through September 30, 1997 ..........................   4

         Condensed statements of cash flows (unaudited) - nine months ended September 30, 1997 and 1996 and the period from March 7,
          1989 (inception) through September 30, 1997 .....................   5

         Notes to Condensed Financial Statements (unaudited) ..............   6

ITEM 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations ...................   8



PART II:  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K .................................  13

Signatures ................................................................  14

PART I:  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               BIOCIRCUITS CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)

                               CONDENSED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
                                     (UNAUDITED)

                                                                                      SEPTEMBER 30, 1997   DECEMBER 31, 1996
                                                                                      ------------------   -----------------
                                                                                                                 (NOTE)
ASSETS
 Current assets:
  Cash and cash equivalents ...........................................................  $   2,632             $  4,944
  Accounts receivable, net of allowance for doubtful accounts
   of $78, ($43 on December 31,1996) ..................................................        143                  201
  Inventory ...........................................................................      1,103                  928
  Prepaid inventory ...................................................................        622                  375
  Prepaid expenses and other current assets ...........................................        108                  381
  Restricted cash .....................................................................        113                  102
                                                                                          --------             --------
 Total current assets .................................................................      4,721                6,931

 Property and equipment, net of accumulated depreciation and
  amortization of $1,965 ($1,671 in 1996) .............................................      1,323                1,375

 Restricted cash ......................................................................        263                  376
 Other assets .........................................................................         42                   44
                                                                                          --------             --------
                                                                                         $   6,349             $  8,726
                                                                                          --------             --------
                                                                                          --------             --------
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
  Accounts payable ....................................................................   $    385             $  1,108
  Accrued liabilities .................................................................        107                  208
  Accrued compensation and related expenses ...........................................        107                  142
  Current portion of capital lease obligations  .......................................         87                  118
                                                                                          --------             --------
 Total current liabilities ............................................................        686                1,576

 Long-term portion of capital lease obligations .......................................        ---                   72

 Stockholders' equity:
  Preferred stock, $0.001 par value, 40,000,000 shares
   authorized, issuable in series:  Series A convertible, 30,000,000 shares designated, 11,539,443 shares issued and outstanding (12,455,137 shares outstanding at December 31, 1996), aggregate liquidation preference
   of $.55 per share ..................................................................      9,464                9,903
  Common stock, $0.001 par value, 70,000,000 shares authorized,
   17,377,153 shares issued and outstanding (8,589,930 shares issued
   and outstanding at December 31, 1996) ..............................................     55,533               48,784
  Deficit accumulated during the development stage  ...................................    (59,286)             (51,548)
  Notes receivable secured by common stock ............................................        (15)                 (15)
  Deferred compensation and other .....................................................        (33)                 (46)
                                                                                          --------             --------
 Total stockholders' equity ...........................................................      5,663                7,078
                                                                                          --------             --------
                                                                                          $  6,349             $  8,726
                                                                                          --------             --------
                                                                                          --------             --------

Note:  Derived from the audited balance sheet at December 31, 1996.

                             See accompanying notes

                           BIOCIRCUITS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


                                                              THREE MONTHS ENDED        NINE MONTHS ENDED          PERIOD FROM
                                                                 SEPTEMBER 30,             SEPTEMBER 30,          MARCH 7, 1989
                                                              ------------------        ------------------     (INCEPTION) THROUGH
                                                               1997        1996         1997          1996      SEPTEMBER 30, 1997
                                                              ------      ------       ------        ------     ------------------
REVENUES:
 Product Sales ..........................................    $   158     $    50      $   596      $    206          $  1,017

OPERATING COSTS AND EXPENSES:
 Cost of sales ..........................................        504         542        2,121         1,591             4,431
 Research and development ...............................        794       1,564        3,301         5,579            37,658
 Sales, general and administrative ......................        773       1,179        3,010         3,859            19,288
                                                             -------     -------      -------      --------          --------
                                                               2,071       3,285        8,432        11,029            61,377

Loss from operations ....................................     (1,913)     (3,235)      (7,836)      (10,823)          (60,360)

Interest and dividend income ............................         40          81          128           277             2,476
Interest and other expense ..............................         (4)        (74)         (30)         (245)           (1,402)
                                                             -------     -------      -------      --------          --------
Net loss ................................................    $(1,877)    $(3,228)     $(7,738)     $(10,791)         $(59,286)
                                                             -------     -------      -------      --------          --------
                                                             -------     -------      -------      --------          --------

Deemed dividend on preferred stock ......................        ---         ---          ---        (1,180)           (1,180)
                                                             -------     -------      -------      --------          --------
Net loss after deemed dividend ..........................    $(1,877)    $(3,228)     $(7,738)     $(11,971)         $(60,466)
                                                             -------     -------      -------      --------          --------
                                                             -------     -------      -------      --------          --------
Net loss per share ......................................    $ (0.11)    $ (0.60)     $ (0.65)     $  (2.32)
                                                             -------     -------      -------      --------
                                                             -------     -------      -------      --------
Net loss per share to common shareholders ...............    $ (0.11)    $ (0.60)     $ (0.65)     $  (2.57)
                                                             -------     -------      -------      --------
                                                             -------     -------      -------      --------
Shares used in computing net loss per share .............     17,218       5,424       11,952         4,650
                                                             -------     -------      -------      --------
                                                             -------     -------      -------      --------

                             See accompanying notes.

                           BIOCIRCUITS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)


                                                                                     NINE MONTHS ENDED          PERIOD FROM
                                                                                        SEPTEMBER 30,          MARCH 7, 1989
                                                                                    -------------------     (INCEPTION) THROUGH
                                                                                     1997          1996      SEPTEMBER 30, 1997
                                                                                    ------        ------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss .....................................................................    $(7,738)     $(10,791)         $(59,286)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization ..............................................        306           352             3,837
   Other ......................................................................        124           286               490
   Changes in:
    Accounts receivable .......................................................         58           ---             (143)
    Prepaid inventory .........................................................       (247)          (17)             (622)
    Inventory .................................................................       (175)         (638)           (1,103)
    Other current assets ......................................................        273           190              (178)
    Other assets ..............................................................          2           ---                14
    Other current liabilities .................................................       (859)           22               597
                                                                                   -------      --------          --------
     Net cash used in operating activities ....................................     (8,256)      (10,596)          (56,394)
                                                                                   -------      --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment ...........................................       (242)         (466)           (2,170)
  Short-term investments purchased  ...........................................        ---           ---           (30,337)
  Short-term investments sold/redeemed ........................................        ---           597            30,337
  Restricted cash .............................................................        102            91              (409)
                                                                                   -------      --------          --------
   Net cash provided by (used in) investing activities ........................       (140)          222            (2,579)
                                                                                   -------      --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of preferred stock, net of issuance costs ...........................        ---         7,916            26,933
 Issuance of common stock, net of issuance costs ..............................      6,187            67            33,488
 Issuance of long-term debt ...................................................        ---           187             4,949
 Payments on long-term obligations ............................................       (103)         (448)           (3,765)
                                                                                   -------      --------          --------
  Net cash provided by (used in) financing activities .........................      6,084         7,722            61,605
                                                                                   -------      --------          --------

Net increase (decrease) in cash and cash equivalents ..........................     (2,312)       (2,652)            2,632
Cash and cash equivalents, beginning of period ................................      4,944         6,028               ---
                                                                                   -------      --------          --------
Cash and cash equivalents, end of period ......................................    $ 2,632      $  3,376          $  2,632
                                                                                   -------      --------          --------
                                                                                   -------      --------          --------

                            See accompanying notes

                           BIOCIRCUITS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                 (UNAUDITED)

1.   NATURE OF BUSINESS AND FINANCINGS

         Biocircuits Corporation (a development stage company) (the "Company") was incorporated in Delaware on March 7, 1989. The Company is engaged in developing and commercializing new immunodiagnostic testing systems.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's first sale and shipment of its IOS system occurred in March 1996. The Company has incurred a loss in each period since its inception. At September 30, 1997, the Company's accumulated deficit was $59.3 million. Biocircuits expects to incur additional losses over the next several years.

         On April 15, 1997, the Company closed two financings; a unit financing at $1.00 per unit with each unit consisting of one share of common stock and one warrant to purchase common stock and a common stock financing at $1.00 per share (collectively the "April Financings"). The Company issued a combined total of 1,688,738 shares of common stock and 1,157,488 warrants to purchase common stock in the April Financings and received gross proceeds of approximately $1.7 million. The warrants have an exercise price of $0.75 per share and expire eighteen months after April 15, 1997, subject to certain adjustments. At the Company's option, the Company may shorten the exercise period of these warrants in which case they may become redeemable by the Company at $0.01 per share if the closing prices for the Company's common stock is greater than or equal to $2.00 per share for ten days.

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

         Obtaining additional funds, either from generating sufficient revenue, raising additional capital from either new or existing investors, or the early exercise of the outstanding warrants issued in the April and July Financings, will be critical to the Company's ability to maintain operations through 1998. The Company will therefore continue to seek funding from various equity financing sources. Raising additional funds from public or private sources will result in significant dilution to then-existing shareholders. If adequate funding is not available on a timely basis, the Company will be required to curtail its operations significantly or to cease operations. There can be no assurance that the Company will be successful in obtaining additional financing during the balance of 1997 or 1998.

                           BIOCIRCUITS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             SEPTEMBER 30, 1997
                                 (UNAUDITED)

2.   BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A-3 for the year ended December 31, 1996.

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

         Following is supplemental proforma earnings per share, calculated giving effect to the conversion of the outstanding convertible preferred stock on an if converted basis (in thousands, except per share data):

                                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                                         ------------------    -----------------
                                                                           1997       1996      1997      1996
                                                                         -------    -------   -------   --------
         Net loss to common shareholders as reported  .................  $(1,877)   $(3,228)  $(7,738)  $(11,971)
                                                                         -------    -------   -------   --------
                                                                         -------    -------   -------   --------
         Shares used in computing net
              loss per share as reported    ...........................   17,218      5,424    11,952      4,650

         Adjustment to include outstanding convertible
              preferred stock previously excluded
              as it is anti-dilutive   ................................    2,893      3,186     2,981      3,392
                                                                         -------    -------   -------   --------
         Shares used in computing proforma net loss per share .........   20,111      8,610    14,933      8,042
                                                                         -------    -------   -------   --------
                                                                         -------    -------   -------   --------
         Pro forma net loss per share  ................................  $ (0.09)   $ (0.37)  $ (0.52)  $  (1.49)
                                                                         -------    -------   -------   --------
                                                                         -------    -------   -------   --------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    IN ADDITION TO THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K/A-3 FOR THE YEAR ENDED DECEMBER 31, 1996.

    The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in
Part 1-Item 1 of this quarterly report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1996 contained in the Company's 1996 annual report to stockholders. The results for the three- and nine-month periods ending September 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1997.


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

    On October 24, 1997, the Company entered into a Manufacturing and Distribution Agreement (the "Agreement") with Becton Dickinson and Company through its Becton Dickinson Microbiology Systems Division ("Becton") whereby Biocircuits granted Becton exclusive worldwide marketing rights to the IOS-TM- system and all cartridges currently available as well as those that will be developed in the future, subject to certain minimum placement requirements of instruments in physicians' offices by Becton. Under terms of the four year Agreement, Becton paid a one-time, non-refundable signing fee of $750,000 and Biocircuits will sell cartridges and accessories, and initially instruments, to Becton. In addition, the Company will continue to develop new cartridges. On January 1, 1998, (the "Manufacturing Date") Becton assumes responsibility for manufacturing the IOS instrument while the Company continues to manufacture cartridges and accessories for transfer to Becton. After the Manufacturing Date, the Company will cease responsibility for manufacturing instruments and will begin earning royalties on sales of IOS instruments produced by Becton. The Agreement will have a material impact on the Company in that the Company will cease sales and marketing efforts as Becton assumes these responsibilities and that the Company will be entirely dependent upon Becton for the sale of its products. There can be no assurances that Becton will be successful in marketing the IOS system, that the transition of sales and marketing efforts from Biocircuits to Becton will be successful, that Becton will be successful in supplying the required IOS instruments upon assuming the responsibility for the manufacturing of IOS instruments nor that the Company's financial performance resulting from Becton's activities will meet the Company's expectations.

    The Company has incurred a loss in each period since its inception. At September 30, 1997, the Company's accumulated deficit was $59.3 million. Biocircuits expects to incur additional losses over the next several years. The Company expects that currently available funds will be used primarily for the development of additional assays for the IOS point-of-care system and the production of the Company's cartridges. The losses may vary from period to period, including from quarter to quarter, and may increase, due to the uncertainty of whether the sales and marketing programs of Becton will achieve the desired results. Accordingly, the Company believes that quarter-to-quarter results are not a useful indicator of the Company's performance.

RESULTS OF OPERATIONS-THREE AND NINE MONTH PERIODS ENDING SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

    Revenue in the third quarter totaled $158,000, an increase of $108,000 or 216% from the $50,000 reported in the third quarter of 1996. Increased revenues result primarily from increased instrument placements and related cartridge sales. Revenue for the nine months ended September 30, 1997 totaled $596,000, an increase of $390,000 or 189% from the $206,000 reported for the first nine months of 1996 when the Company initially launched its IOS system.

    Total operating costs and expenses decreased from $3,285,000 in the third quarter of 1996 to $2,071,000 in the third quarter of 1997, a decrease of $1,214,000 or 37%. For the nine months ended September 30, 1997, operating costs and expenses totaled $8,432,000, a decrease of $2,597,000 or 24% from the $11,029,000 reported in the first nine months of 1996.

    Cost of sales decreased from $542,000 in the third quarter of 1996 to $504,000 in the third quarter of 1997, a decrease of $38,000 or 7%. Costs of sales for the first nine months of 1997 were $2,121,000, a $530,000 or 33% increase from the $1,591,000 reported for the nine months ended September 30, 1996. The increase in cost of sales during the first nine months of 1997 results primarily from reporting cost of sales for a full nine months while the cost of sales for the first nine months of 1996 reflects a partial period due to the Company launching its IOS system in March 1996. Cost of sales consists primarily of manufacturing overhead and direct manufacturing costs associated with revenue generating product.

    Research and development expenses decreased from $1,564,000 in the third quarter of 1996 to $794,000 in the third quarter of 1997, a decrease of $770,000 or 49%. For the nine months ended September 30, 1997, research and development expenses totaled $3,301,000, a decrease of $2,278,000 or 41% from the $5,579,000 reported in the first nine months of 1996. The decreases were due primarily to the reduction in force which occurred in early April 1997 and a reduction in outside services, primarily non-recurring engineering charges from the Company's supplier of IOS instruments.

    Sales, general and administrative expenses were $773,000 for the third quarter of 1997 and $3,010,000 for the nine months ended September 30, 1997. These are decreases of $406,000 or 34% and $849,000 or 22%, respectively, from the $1,179,000 reported for the third quarter of 1996 and $3,859,000 reported for the nine months ended September 30, 1996. These decreases were due primarily to the Company's reduction in force, which occurred in early April, and reduced sales and marketing expenses.

    Interest income decreased from $81,000 in the third quarter of 1996 to $40,000 in the third quarter of 1997, a decrease of $41,000 or 51%. Interest income decreased from $277,000 in the first nine months of 1996 to $128,000 in the first nine months of 1997, a decrease of $149,000 or 54%. The decrease was due to reduced cash balances from ongoing operating losses and funding of working capital. Interest and other expense decreased from $74,000 in the third quarter of 1996 to $4,000 in the third quarter of 1997, a decrease of $70,000 or 95% and decreased from $245,000 in the first nine months of 1996 to $30,000 in the first nine months of 1997, a decrease of $215,000 or 88%. The decrease of interest expense results from a reduction of long-term debt.

    Net loss decreased from $3,228,000 or $0.60 per share in the third quarter of 1996 to $1,877,000 or $0.11 per share in the third quarter of 1997, a decrease of $1,351,000 or 42%. Net loss for the nine months ended September 30, 1997 was $7,738,000 or $0.65 per share, a decrease of $3,053,000 or 28% from the net loss of $10,791,00 or $2.32 per share in the first nine months of 1996. Alternatively, after the deemed preferred stock dividend, net loss to common shareholders decreased from $11,971,000 or $2.57 per share in the nine months ended September 30, 1996 to $7,738,000 or $0.65 per share in the nine months ended September 30, 1997, a decrease of $4,233,000 or 35%.

    In late March 1997, the Company and Kollsman, the Company's exclusive North American supplier of the IOS instrument, agreed to reduce the amount of the standby letter of credit by $249,000 in exchange for reducing the exercise price of a warrant issued to Kollsman to $2.00 per share. Such warrant and standby letter of credit was established in order to secure an adequate supply of IOS instruments. Also in late March 1997, the Company and

Kollsman agreed to issue Kollsman a warrant to purchase 50,000 shares of common stock in exchange for a one month shutdown of instrument production. In the quarter ended March 31, 1997, the Company recorded a $124,000 expense as manufacturing overhead, $60,000 for the warrant price reduction from $7.00 to $2.00 and $64,000 for the issuance of the warrant to purchase 50,000 shares of common stock. In early May 1997, the Company agreed with Kollsman to extend the instrument production line shutdown until August 1997, which subsequently was extended through the end of 1997, the remaining term of the agreement with Kollsman. The Company further agreed to pay Kollsman $436,000 to cover the cost of raw material and work in process currently at, or to be delivered to, Kollsman. In return, Kollsman canceled the standby letter of credit. Upon the completion of the Agreement with Becton in which Becton assumes responsibility of the manufacturing of the IOS instrument on January 1, 1998, the Company's manufacturing relationship with Kollsman will terminate. The Company will be entirely dependent upon Becton as the sole source of production of its IOS instruments and in turn, Becton may rely on itself or upon sole-source suppliers for the instrument or components thereof. Failure of Becton or these suppliers to deliver the required quantities on a timely basis and at commercially reasonable prices could materially adversely affect the Company.

    The Company's inventory, including prepaid inventory, increased to approximately $1,725,000 as of September 30, 1997. Of this amount, a major portion is associated with the instrument: approximately $622,000 of prepaid inventory at Kollsman; $591,000 of IOS instrument finished goods; and $143,000 of instrument raw materials. The instrument production shutdown, which will last through the end of 1997, is designed to reduce the inventory of instrument finished goods. In addition, the Company is currently in negotiations with both Becton and Kollsman regarding the transfer of the prepaid instrument inventory and raw material to Becton. Therefore, based on the estimated build rates for Becton in 1998 and the completion of negotiations with Kollsman and Becton regarding the instrument prepaid and raw material, the Company does not expect to encounter any major obsolete or excess inventory issues which may require writedowns other than issues that would be expected in the course of normal operations for which the Company has $205,000 of reserves recorded. There can be no assurance that the build rates required to support IOS instrument sales will be adequate to significantly reduce instrument related inventory, that the negotiations with Becton and Kollsman to transfer the instrument inventory to Becton will be successful or that the Company's established reserves will be adequate to cover any unexpected obsolete or excess inventory issues.

    On April 3, 1997, in order to reduce its losses and conserve approximately $250,000 per month, the Company reduced its work force from 92 employees to 54 employees. The Company is highly dependent upon the principal members of its management and scientific staff and key individuals in all areas of the Company. Although the Company believes it has retained sufficient employees to achieve its near-term business objectives after its reduction in force on April 3, 1997, there can be no assurance that the loss of services of such employees might not impede the achievement of the Company's business objectives. Furthermore, there can be no assurance that the reduction in force will not adversely affect the Company's ability to retain its remaining employees, however, the Company has implemented certain programs which it believes may help in retaining the key employees. The Company faces competition for qualified individuals from numerous manufacturers of medical products and other high technology products, as well as universities and academic institutions. There can be no assurance that the Company will be able to retain current employees or attract qualified new personnel on acceptable terms.

    On April 15, 1997, the Company closed the first tranches in two private placements (collectively the "April 1997 Financings") in which the Company sold its common stock and issued warrants to purchase common stock. The first private placement (the "April Common Stock Financing") was to consist of the sale of an aggregate of 2,500,000 shares of common stock at $1.00 per share to be issued in three tranches. The second private placement (the "April Units Financing") was to consist of the sale of an aggregate of 5,447,000 units at $1.00 per unit, each unit consisting of one share of common stock and one warrant to purchase one share of common stock (the "April Financing Warrants"), to be issued in two tranches.

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


LIQUIDITY AND CAPITAL RESOURCES

    The Company historically has financed its operations primarily through sales of common and preferred stock, interest income on the cash balances available after such financings, long term debt and capital asset lease financings. Since its inception through September 30, 1997, the Company raised a total of approximately $60.4 million in the sale of common and preferred stock.

    The Company's cash and cash equivalents and short-term investments were $2.6 million as of September 30, 1997, compared to $4.9 million at the end of 1996. The decrease was due primarily to operating losses in the first nine months of 1997 offset by the funds raised in the April 1997 and July 1997 Financings.

    On April 15, 1997, the Company closed the April 1997 Financings and on July 3, 1997, closed the July 1997 Financings, which consisted of the sale of common stock and warrants to purchase common stock. With the receipt of funds from the April 1997 and July 1997 Financings, the Company believes its cash resources will be adequate to satisfy its requirements into the second quarter 1998.

    Obtaining additional funds, either from generating sufficient revenue, raising additional capital from either new or existing investors, or the early exercise of the outstanding warrants issued in the April and July Financings, will be critical to the Company's ability to maintain operations through 1998. The Company will therefore continue to seek funding from various equity financing sources. Raising additional funds from public or private sources will result in significant dilution to then-existing shareholders. If adequate funding is not available on a timely basis, the Company will be required to curtail its operations significantly or to cease operations. There can be no assurance that the Company will be successful in obtaining additional financing during the balance of 1997 or 1998.

    The Company believes that maintaining its listing on the Nasdaq National Market System ("Nasdaq") is central to its ability to raise additional funds as well as to provide liquidity to investors. The conversion of the Beckman Note resulted in the Company meeting the Nasdaq net tangible asset listing requirement at year end 1996. The Company failed temporarily to meet Nasdaq net tangible assets listing requirement at the end of both the first and second quarters of 1997. However, the proceeds from the April 1997 Financings allowed the Company to meet Nasdaq listing requirements, on a proforma basis, for the first quarter of 1997 and proceeds from the July Financing allowed the Company to meet Nasdaq listing requirements, on a proforma basis, for the second quarter of 1997. The proceeds from the July 1997 Financing enabled the Company to meet the Nasdaq listing requirements for the third quarter of 1997 and should allow the Company to meet these requirements through year end 1997. Thereafter, the Company will be required to generate sufficient revenue or raise additional capital to maintain Nasdaq listing requirements.

    The Securities and Exchange Commission has approved Nasdaq's proposed rules which went effective on August 22, 1997. Under terms of the revised rules, the bid price for the Company's common stock must remain at or above $1.00 per share. Currently, the bid price of the Company's common stock is below $1.00 per share, and therefore, the Company does not meet Nasdaq's new listing requirements. Companies which fail to meet Nasdaq's listing requirements have six months from August 22, 1997 in order to take appropriate action to correct such failure. If necessary, the Company's shareholders have authorized the Board of Directors to effect a 1-for-2.5 reverse stock split at any time prior to the Company's 1998 Annual Meeting. Therefore, if the Company's bid price of its common stock remains below $1.00 per share, the Company may effect the reverse stock split to increase the common stock price.

    The Company believes its cash requirements may increase in future periods. The Company expects to incur substantial additional costs, including costs related to ongoing research and development activities, clinical trials, expansion of manufacturing, research and development and administrative facilities, development of manufacturing capabilities and obtaining regulatory approvals. The Company's long-term capital requirements will depend on numerous factors, including the progress of the Company's research and product development, the timing and cost of obtaining regulatory approvals, the costs associated with patents and other intellectual property rights, the levels of resources devoted to the development of manufacturing and marketing capabilities and potential collaborative partnerships. The Company intends to seek additional funding through public or private financings. Other methods of financing the acquisition of capital equipment, including lease financing, may be utilized if available on attractive terms. Raising additional funds from public or private financings may result in further dilution to then-existing shareholders. If adequate funds are not available from these sources, the Company will be required to curtail its operations significantly. No assurance can be given that any additional financing will be available, or, if available, that it will be available on acceptable terms.

                           BIOCIRCUITS CORPORATION


PART II:  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K.

              a)   Exhibits

                 + 10.53 Manufacturing and Distribution Agreement between the
                         Registrant and Becton Dickinson and Company through its Becton Dickinson Microbiology Systems Division dated October 24, 1997.

                   27.1  Financial Data Schedule

              ---------------
              + Confidential treatment has been requested for portions of this Exhibit


              b)   Reports on Form 8-K

                   Form 8-K filed July 18, 1997

                           BIOCIRCUITS CORPORATION
                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BIOCIRCUITS CORPORATION



Date:     November 13, 1997

                                       By:    /s/ John Kaiser
                                          -------------------------------------
                                          John Kaiser
                                          President and Chief Executive Officer


                                       By:    /s/ James Welch
                                          -------------------------------------
                                          James Welch
                                          Vice President and Chief Financial
                                          Officer