Form 10-K
period 1997-12-31
BIOCIRCUITS CORP
filed 1998-03-31
CIK 855844

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

  /X/    ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-19975
                            ------------------------

                            BIOCIRCUITS CORPORATION

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             94-3088884
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent fliers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System was $5,507,100.00* as of March 24, 1998.

    The Number of shares of Common Stock outstanding was 6,893,548 as of March 24, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE
                        (To the extent indicated herein)

    Items 10, 11, 12 and 13 of Part III of this report incorporated information by reference from Registrant's definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with Registrant's annual meeting of stockholders to be held on May 22, 1997.

------------------------

* Excludes 3,836,626 shares of Common Stock held by officers and stockholders whose beneficial ownership exceeds five percent of the shares outstanding at March 24, 1997. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registant, or that such person is controlled by or under common control with the Registrant.

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

    Biocircuits-Registered Trademark- Corporation was founded in 1989 to develop new immunodiagnostic testing systems. Immunodiagnostic tests, or "assays," are performed on samples of bodily fluids to diagnose a variety of infectious diseases and other conditions, such as endocrine dysfunctions, and to conduct therapeutic drug monitoring. Immunodiagnostic tests utilize biological reagents, such as antibodies, and an instrument to detect the presence of a substance of interest, or "analyte," such as a virus or hormone.

    The Company's IOS-Registered Trademark- point-of-care immunodiagnostic testing system consists of a compact, inexpensive instrument and disposable test cartridges that can be operated by a user with no special skills or training. The system enables users to perform tests at many locations, including physicians' offices, ambulatory clinics and small clinical laboratories. Since the Company's initial introduction in March 1996 of the IOS system with the T4 and T Uptake tests, two tests for assessing thyroid function, the Company has introduced and marketed additional tests for the point-of-care market. In December 1996, the Company launched its thyroid stimulating hormone ("TSH") test and in late October 1997, the Company introduced the quantitative serum pregnancy assay, a test to track the progress of early pregnancies. Also in late October, the Company introduced a combined T4 and TSH test cartridge which provides physicians with an additional means of analyzing thyroid function. In addition, the Company has completed clinical evaluation and filed a 510(k) Premarket Notification application (a "510(k)") with the United States Food and Drug Administration (the "FDA") for a Free T4 test for diagnosing true clinical thyroid status. A Digoxin test for monitoring the therapeutic usage of this drug and a prostate specific antigen ("PSA") assay for management of prostate cancer patients are currently under clinical evaluation.

    On October 24, 1997, the Company entered into a Manufacturing and Distribution Agreement (the "Becton Agreement") with Becton Dickinson and Company through its Becton Dickinson Microbiology Systems Division ("Becton") whereby Biocircuits granted Becton exclusive worldwide marketing rights to the IOS system and all cartridges currently available, as well as those that will be developed in the future. The Becton Agreement, which has a four year term with early termination rights by both companies under certain conditions, is subject to certain minimum placement requirements of instruments in physicians' offices by Becton. Such minimum placements may be adjusted based on the availability of certain specified future products. Pursuant to the terms of the Becton Agreement, Becton paid a one-time, non-refundable signing fee of $750,000 and Biocircuits agreed to sell, at pre-determined prices, cartridges and accessories, and initially instruments, exclusively to Becton. On January 1, 1998, (the "Manufacturing Date") Becton assumed responsibility for manufacturing the IOS instrument. The Company continues to manufacture and sell cartridges and accessories to Becton. As of the Manufacturing Date, the Company had an existing inventory of IOS instruments in finished goods and will continue to sell such inventory to Becton in the first and early second quarters of 1998. Pursuant to the Becton Agreement, upon conversion to instruments produced by Becton in the second quarter of 1998, the revenues recognized by Biocircuits from instrument sales, together with the associated costs, will be eliminated as the Company begins earning a royalty on instruments produced and placed in physicians' offices by Becton. Historically, sales of instruments have represented a significant portion of the revenues recognized by the Company. The Company expects that revenues in the second quarter of 1998 will show, upon the conversion to royalties received from instrument placements, a decline from the reported fourth quarter of 1997 results. Thereafter, the Company's revenues will consist of revenues from the shipment of cartridges and accessories to Becton, plus the royalties earned by instrument placements.

    The Company ceased its sales and marketing efforts for the IOS system when Becton assumed these responsibilities effective November 17, 1997. On such date, the Company became entirely dependent upon Becton for the marketing and sale of its products, and on the Manufacturing Date, the Company became entirely dependent on Becton for manufacture of the IOS instrument. In addition, upon the execution and implementation of the Becton Agreement, the Company's efforts have shifted primarily to the development of new assays, the development of software to run additional future assays on the IOS system, the manufacture of cartridges for sale to Becton and the administration of the Becton Agreement. The transfer of the sales and marketing efforts to Becton, including the transfer of know how gained by the Company, are in the initial stages of transition. To date, the Company has completed several training sessions for Becton's personnel, including two sessions for the Becton sales force in mid-November 1997 and mid-February 1998. There can be no assurance that Becton will be successful in marketing and selling the IOS system, that the transition of sales and marketing efforts from Biocircuits to Becton will be successful, that Becton will be successful in manufacturing the required IOS instruments, nor that the Company's financial performance resulting from Becton's activities will meet the Company's expectations. Failure of Becton to successfully market and sell the IOS system or to successfully manufacture the IOS instruments will have an adverse effect on the Company's operations and financial condition.

INDUSTRY BACKGROUND

    IN VITRO diagnostic testing is the process of analyzing constituents of blood, urine and other bodily fluids outside of the body. The two largest categories of in vitro diagnostic tests performed today are clinical chemistry and immunodiagnostic testing. Clinical chemistry testing utilizes relatively simple chemical reactions to measure certain molecules found in relatively high concentrations in certain bodily fluids (usually blood). The most commonly performed clinical chemistry tests include measurements of glucose, cholesterol, and triglyceride levels. In contrast, immunodiagnostic tests involve complex biological reactions and test for molecules which are often found in very low concentrations.

    Immunodiagnostic tests utilize the function of natural protein molecules called antibodies. Antibodies have the ability to recognize and bind to specific analytes such as bacteria and viruses. Antibodies currently are produced in large commercial scale for use as reagents to detect the presence of specific analytes in a clinical specimen. Existing immunodiagnostic testing typically involves sophisticated instrumentation and multi-step protocols including sample dilution, variable incubation times and wash steps. Substantially all immunodiagnostic tests today are performed in centralized laboratories on complex instruments operated by skilled technicians.

    There are seven major categories of immunodiagnostic tests and a small number of tests performed in each of the seven categories account for a significant portion of the total sales volume in each category.

    The following chart sets forth the primary immunodiagnostic tests the Company believes are most likely to be performed at the point of care:

                      POINT-OF-CARE IMMUNODIAGNOSTIC TESTS

TESTING CATEGORY                                                                               PRIMARY TESTS
----------------------------------------------------------------------------------------  ------------------------
INFECTIOUS DISEASES

  Detecting sexually transmitted diseases which can cause infertility in females,         Chlamydia
    endanger the health of newborns or result in death.                                   Gonorrhea
                                                                                          Herpes

  Detecting nonsexually transmitted diseases.                                             Strep A
                                                                                          Group B Strep
                                                                                          Rubella
                                                                                          Candida/Trichomonas

ENDOCRINOLOGY

  Measuring various hormones of the endocrine system to determine conditions such as      T4, T Uptake
    thyroid dysfunction, infertility and pregnancy.                                       TSH, Free T4
                                                                                          hCG, LH, FSH
                                                                                          Testosterone

THERAPEUTIC DRUGS

  Monitoring drugs with a narrow therapeutic range to ensure that adequate serum levels   Theophylline
    are maintained without toxicity.                                                      Digoxin
                                                                                          Phenytoin

DRUGS OF ABUSE

  Testing for suspected drug abuse and monitoring patients in substance abuse therapy.    Cannabinoids
                                                                                          Cocaine, Opiates

IMMUNOLOGY AND ALLERGY

  Determining the overall immune status.                                                  IgG
                                                                                          IgM

TUMOR MARKERS

  Measuring various antigens associated with cancers to assist in diagnosing and          PSA
    monitoring patients following therapy or surgery.                                     CEA
                                                                                          AFP

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

    In addition, in recent years cost containment has become a critical issue for health care providers of all types, and clinical laboratories have been no exception. As health care costs have consumed an increasing portion of the gross domestic product in the United States and many other countries, payors (such as insurance companies) have sought to limit costs through a variety of mechanisms. These cost containment efforts have included reductions in reimbursement schedules, concentration of work with the most efficient providers, and increased reliance on payment of a fixed fee for treatment of a patient regardless of the procedures performed (e.g., as in health maintenance organizations). In response to these cost containment pressures, all health care providers, including physicians and clinical laboratories, have come under increasing pressure to reduce their cost structures.

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

THE BIOCIRCUITS SOLUTION

    Immunodiagnostic tests currently require numerous steps and multiple reagents, which is time consuming and expensive. The timing of each step and the amount of each reagent must be well controlled, thereby resulting in instruments with complex pipetting systems, tubes, pumps and optical systems. A wash step is needed, which serves to separate reagents bound to either an antibody or antigen from excess reagents free in the solution. In order to develop an immunodiagnostic test that is one step to the user, the system (such as an instrument and cartridge) must carry out these steps with no intervention by the user. The cartridge must be able to perform two fluidic functions: form a homogeneous solution from dry reagents and control when fluids flow into specific chambers within the cartridge.

    Biocircuits believes that it has developed a proprietary cartridge design for the IOS point-of-care system which allows a simpler and less expensive instrument format than exists today in immunodiagnostics. The Company has filed patents on certain features of the cartridge and instrument designs. See "--Patents and Proprietary Information." The Company believes that its IOS system is the first low-cost, commercially available product which permits a physician to perform immunodiagnostic tests at the point of patient care.

    The IOS point-of-care system contains certain valuable product features that should make immunodiagnostic testing economical at the point of care while ensuring the quality of the test results, including:

    - The instrument suggested retail price to the end user is approximately $9,500 versus the $25,000-$50,000 price of existing immunodiagnostic systems used primarily in the clinical laboratory.

    - Annual service costs, typically based on instrument price, are expected to be proportionately smaller than the larger instruments.

    - Factory calibration of IOS cartridges eliminates the need for the end user to establish standard curves by periodically running multiple calibrators for each analyte tested on the system, which is required by other immunodiagnostic systems.

    - Liquid controls are run weekly on the IOS point-of-care system rather than daily, which is the procedure used by other immunodiagnostic systems.

    - The IOS cartridge contains a reference zone to monitor the stability of reagents prior to performing each assay.

    - The IOS instrument has on-board systems for checking the instrument optics prior to performing each assay.

    - A quality control IOS cartridge is supplied with each IOS instrument to check instrument optics daily.

    The Company's IOS point-of-care system consists of a compact, inexpensive instrument and disposable test cartridges that can be operated by a user with no special skills or training. The system will enable users to perform tests at many locations, including physicians' offices, ambulatory clinics and small clinical laboratories. The instrument is a small bench-top analyzer weighing less than twenty pounds with outside dimensions of approximately 16 inches wide, 10 inches high and 13 inches deep. The instrument is expected to have a throughput of 2-4 tests per hour and is operated with an eighteen button keypad. The only liquid reagent in the instrument is a universal buffer, found in a disposable container. The buffer is used for rehydrating and washing dry biological reagents within the cartridge. The volume of buffer in the container is sufficient to last approximately thirty days for the average user and should take less than five minutes to replace. Disposable test cartridges are sold separately. This cartridge price to the end user varies by test and is approximately one-third of the Medicare reimbursement rate for such test. The cartridge has dimensions of approximately 2.5 inches wide, 3.5 inches long and 1/8 inch thick. It contains one or two tests, depending upon the clinical condition to be diagnosed. Each cartridge includes molded plastic parts and incorporates, in a dry form, all biological reagents required for a test, as well as a bar code containing relevant assay information such as the type of test and the data necessary for the instrument to interpret test results. The cartridge's capillary design provides for short diffusion distances which allow for rapid test results. The design of the cartridge enables it to test for both large and small molecular weight analytes and to perform either rate or endpoint assays.

    To perform a test, the operator inserts the test cartridge into the IOS instrument, which then reads the relevant assay information contained on the cartridge's bar code. The cartridge is then partially released from the instrument, enabling the operator to place the specimen (blood, urine or other samples) into one or two wells in the cartridge, depending on the test. The sample automatically flows to the test zone, where it produces a signal that the instrument uses to determine the test results. The IOS instrument provides a liquid crystal display and a printed output in approximately 20 to 35 minutes, with the exact time varying by test. Receiving results within this time frame enables the doctor to make a treatment decision before the patient leaves the office, thereby facilitating earlier treatment and obviating the need for an additional visit or telephone call.

    The Company believes that the IOS point-of-care system provides the following advantages to the end user:

    - SIMPLE, ONE-STEP PROCESS. The system can be easily operated and requires no special skills.

    - FASTER RESULTS. Results are typically available in approximately 20-35 minutes, rather than the 24 hours normally required for tests sent to clinical laboratories.

    - LABORATORY PRECISION AND ACCURACY. The system performs with the same level of precision and accuracy as clinical laboratory tests.

    - INTEGRITY OF SPECIMEN. Tests are performed at the point of care, eliminating the need for transport, special packaging and handling of the specimen, ensuring its biological integrity.

    The Company has established its manufacturing capability for the single-use cartridges in its IOS point-of-care system. Certain materials for the cartridges are available from only single sources. The Company relies on Nalge Nunc International, Inc. ("Nunc"), a sole source supplier, for resin and treatment of the plastic cartridges. In addition, pursuant to the Becton Agreement, the Company licensed the manufacturing rights of the IOS instrument to Becton, who is the Company's sole supplier of the IOS instrument. Becton, in turn, may rely on sole source suppliers for the IOS instrument and components thereof. Failure of Becton or Becton's suppliers or Nunc to deliver the required quantities of such materials on a timely basis and at commercially reasonable prices, or Becton's failure to deliver the IOS instruments on a timely basis could have a material adverse affect on the Company's operations and financial condition. See "--Manufacturing," "--Risk Factors--Manufacturing Risks; Reliance on Contract/Licensed Manufacturers," and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

    There also can be no guarantee that the Company will be successful in developing additional tests for the IOS point-of-care system. The development process is complex and involves many steps, such as: selection and optimization of biological reagents in order that product specifications for precision, accuracy and range are met, systems integration, stability testing, preclinical trials, manufacturing of clinical lots under the FDA's Good Manufacturing Practices ("GMP"), internal clinical trials, external clinical trials and 510(k) Premarket Notification filings with the FDA. See "--Government Regulation," "--Risk Factors--Government Regulation," and "--Risk Factors--Development Stage Company; Products Under Development." There also can be no guarantee that Becton will be successful in selling the Company's products. See "--Sales and Marketing," "--Risk Factors--Dependence on Exclusive Distributor; Revenue from Sales of Instruments; Transition to Becton," "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" and "--Risk Factors--Uncertain Market Acceptance of Point-of-Care Product."

BUSINESS STRATEGY

    The Company's IOS point-of-care system is intended to reduce the costs associated with immunodiagnostic testing by making it economical for the most common tests to occur at the point of care, thereby providing test results more rapidly than current testing procedures.

    Historically, prior to the Becton Agreement, the key elements of the Company's strategy were the introduction of the IOS system, the marketing and distribution of the Company's IOS system to point-of-care sites and the expansion of the test menu. Upon the execution of the Becton Agreement in October 1997, the key elements of the Company's strategy shifted to the following areas:

    MANUFACTURING OF CARTRIDGES AND ACCESSORIES. Production of cartridges and accessories which meet the Company's quality requirements and cost targets.

    SUPPLY BECTON WITH PRODUCT. Provide Becton with a constant and secure source of cartridges and accessories in support of their marketing efforts.

    ADMINISTRATION OF THE BECTON AGREEMENT. Utilize the Company's available resources to facilitate a smooth and successful transition of the sales and marketing efforts to Becton during the initial months of the Becton relationship and to ensure the ongoing relationship is beneficial for both Biocircuits and Becton.

    EXPAND TEST MENU. Expand the menu of tests for the IOS point-of-care system to include some of the tests most commonly used at the point of patient care.

    In the first quarter of 1996, the Company began marketing its IOS system with a cartridge capable of performing T4 and T Uptake tests. In December 1996, the Company launched its TSH test. The T4 and T Uptake tests and the TSH test are all designed to assess thyroid function. In late October 1997, the Company introduced the quantitative serum pregnancy cartridge which is a test designed to allow physicians to perform this common pregnancy test in their offices during the patient visit, which allows more immediate pre-natal care to patients. Also in October 1997, the Company introduced a combined T4 and TSH cartridge which provides physicians with an additional means of analyzing thyroid function. Additionally, the Company has completed clinical evaluation of a Free T4 test for diagnosing true clinical thyroid status. The 510(k) Premarket Notification application for this test is currently under review by the FDA. Two additional assays, a Digoxin test for monitoring the therapeutic usage of this drug in the treatment of heart disease and a PSA test for management of prostate cancer patients are currently under clinical evaluation. The Company plans to launch these assays upon receipt of clearance of the 510(k) Premarket Notifications from the FDA.

    The Company has experienced significant delays in the scheduled completion of its IOS point-of-care system and there can be no assurance that further product development delays will not occur. The Company launched its IOS system in 1996 with the T4 and T Uptake tests using a first generation cartridge. While this cartridge was adequate for product introduction, a second generation cartridge was required to continue development of the assay menu. Development of the second generation cartridge and optimization of the assays in the new cartridge took several months longer than was anticipated due to design iterations. Product optimization followed cartridge design completion. Optimization is also an iterative process of developing the specific chemistries and system fluidics to ensure each assay performs at its claimed specifications. As a result, the re-optimization of T4 and T Uptake in the second generation cartridge and market launch of new assays (TSH, Quantitative hCG and the T4/TSH combination) all experienced introduction delays. To date, all tests currently shipping use the second generation cartridge and all future tests have been developed to use the second generation cartridge. There can be no assurance that the Company will be able to complete product development and obtain regulatory clearance for any future assays or products, that any such products can be manufactured in sufficient quantity, at acceptable costs and with appropriate quality, or that any such products, if and when approved, can be successfully marketed.

MANUFACTURING

    Biocircuits has developed a proprietary manufacturing process for producing the test cartridges for its IOS point-of-care system. Various plastic components and other materials for the cartridges are and will be obtained from contract manufacturers. The Company's future cartridge manufacturing goals include improving manufacturing efficiencies, the transition of new products to manufacturing from research and development, expanding mold and cartridge manufacturing capacity as both the test menu and test manufacturing volume expand, increasing the level of automation and manufacturing the cartridges at the Company's targeted costs. A reduction in work force which occurred in April 1997 reduced the resources available for cost reduction and manufacturing automation programs until such time that manufacturing volumes justify such effort. Following the introduction of the second generation cartridge in late 1996 and early 1997 and several manufacturing process improvements, yields have improved to the targeted levels. The Company plans further manufacturing improvements including the use of a multiple cavity mold, a 30% increase in capacity with no increase in direct labor and further improvements in manufacturing yields. There can be no assurance that the Company will be successful in meeting all of the manufacturing goals and targeted costs or that these goals and costs will be achieved on a timely basis.

    Pursuant to the terms of the Becton Agreement, the Company sells cartridges and accessories exclusively to Becton. In addition, under certain circumstances, failure of the Company to meet Becton's demand for cartridges could result in Becton assuming the manufacturing rights for the Company's cartridges. The Company has experienced cartridge backorders at various times since the March 1996 launch of the IOS point-of-care system. There can be no assurance that the Company will be able to meet Becton's demand for cartridges in the future, that any backorders will not have a material adverse affect on Becton's sales and marketing efforts, or in such event that Becton assumes the manufacturing of cartridges, that Becton can successfully meet the demand for cartridges.

    The Company has registered its manufacturing facility with the FDA and with the Department of Health Services of the State of California, and will be subject to state and federal inspections confirming the Company's compliance with GMP guidelines. Prior to the first shipments of the IOS system in early 1996, the Company believes it had established its manufacturing capability in compliance with GMP guidelines. The Company has established processes and practices that are expected to assist the Company to continue manufacturing product within these guidelines in the future. No assurance can be given as to the ability of the Company to produce commercial quantities of cartridges in compliance with applicable regulations at an acceptable cost.

    In 1995, the Company entered into agreements with Nunc to manufacture the plastic components of its disposable test cartridges. Under the terms of the agreement, Nunc has the exclusive right to supply the plastic components for the test cartridges for all sales in North America through the end of 1998, at which time the Company may choose to utilize an alternative supplier. The Company will be entirely dependent on Nunc as the sole source for the plastic components and the treatment thereof. There can be no assurance that Nunc will be able to deliver the required quantities of test cartridge components on schedule or at costs acceptable to the Company.

    In December 1992, the Company entered into a three year agreement with KMC Systems, Inc. ("Kollsman") pursuant to which Kollsman was appointed the exclusive North American supplier of the IOS instrument. The agreement was amended in April 1996 (the "Kollsman Amendment") whereby Kollsman was to be the exclusive supplier of the IOS instrument through December 31, 1997. In return, Kollsman agreed to a fixed transfer price for the remainder of the agreement and agreed to eliminate the minimum purchase requirements. Also pursuant to the Kollsman Amendment, the Company agreed to issue Kollsman a warrant to purchase 100,000 shares of Common Stock at an exercise price of $17.50 per share, subject to an increase of 20,000 shares under certain circumstances. The warrant was initially scheduled to expire at year end 1997, subject to certain extension rights. In November 1996, the Company and Kollsman amended the Kollsman Amendment to extend the expiration date of the warrant to June 1998, subject to certain extension rights. In order to secure an adequate supply of IOS instruments, the Company established a standby letter of credit for the benefit of Kollsman. On March 28, 1997, the Company and Kollsman entered into a confidential letter of understanding wherein Kollsman agreed to reduce the amount of the standby letter of credit by $249,000 in exchange for the Company's agreement to reduce the exercise price of the warrant to purchase Common Stock from $17.50 to $5.00 per share. Pursuant to the confidential letter of understanding, the Company also agreed to issue Kollsman a warrant to purchase 20,000 shares of Common Stock, with an exercise price of $0.03 per share in exchange for a one month shutdown of instrument production. The warrant issued to Kollsman expires on June 30, 1998. In the quarter ending March 31, 1997, the Company recorded a $124,000 expense as manufacturing overhead, $60,000 for the warrant price reduction from $17.50 to $5.00 per share and $64,000 for the issuance of the warrant to purchase 20,000 shares of common stock. Such expense determination was calculated according to Financial Accounting Standard Board Statement No. 123. In early May 1997, the Company agreed with Kollsman to extend the production shut down until August 1997, which was subsequently further extended to the end of 1997. The Company further agreed to pay Kollsman an additional $436,000 to cover the costs of all raw material and work in process at Kollsman at that time. Such prepaid inventory was to be credited against future deliveries of the IOS system. In return, Kollsman canceled the letter of credit.

    Upon the execution of the Becton Agreement, in which Becton assumed responsibility of the manufacturing of the IOS instrument on January 1, 1998, the Company's manufacturing relationship with Kollsman terminated. The Company will be entirely dependent upon Becton as the sole source of production of its IOS instruments and in turn, Becton may rely on itself or upon sole-source suppliers for the instrument or components thereof. Failure of Becton or Becton's suppliers to produce the required quantities on a timely basis and at commercially reasonable prices could have a material adverse affect on the Company. In addition, the Company is currently in negotiations with both Becton and Kollsman regarding the transfer of the prepaid instrument inventory to Becton or Becton's suppliers. There can be no assurance that the negotiations with Becton and Kollsman to transfer the instrument inventory to Becton will be successful.

SALES AND MARKETING

    After the launch of the Company's IOS system in early 1996, sales of IOS instruments to the Company's distributors and placements in physicians' offices were less than the Company's expectations due to early technical problems. These problems caused a loss of momentum within the Company's distribution network, and resulted in limited financial resources to allow the Company to effectively market and promote the IOS system. On October 24, 1997, the Company entered into the Becton Agreement whereby Biocircuits granted Becton exclusive worldwide marketing rights to the IOS system and all cartridges currently available as well as those that will be developed in the future. The Becton Agreement, which has a four year term with early termination rights by both companies under certain conditions, is subject to certain minimum placement requirements of instruments in physicians' offices by Becton. Such minimum placements may be adjusted based on the availability of certain specified future products. Pursuant to the terms of the Becton Agreement, Biocircuits agreed to sell, at pre-determined prices, cartridges and accessories, and initially instruments, exclusively to Becton. On the Manufacturing Date, Becton assumed responsibility for manufacturing the IOS instrument. The Company continues to manufacture and sell cartridges and accessories to Becton. As of the Manufacturing Date, the Company had an existing inventory of IOS instruments in finished goods and will continue to sell such inventory to Becton in the first and early second quarters of 1998. Pursuant to the Becton Agreement, upon conversion to instruments produced by Becton in the second quarter of 1998, the revenues recognized by Biocircuits from instrument sales, together with the associated costs, will be eliminated as the Company begins earning a royalty on instruments produced and placed in physicians' offices by Becton. Historically, sales of instruments have represented a significant portion of the revenues recognized by the Company and the Company expects that revenues in the second quarter of 1998 will show, upon the conversion to royalties received from instrument placements, a decline from the reported fourth quarter of 1997 results. Thereafter, the Company's revenues will consist of shipments of cartridges and accessories to Becton, plus the royalties earned by instrument placements.

    The Company ceased its sales and marketing efforts for the IOS system when Becton assumed these responsibilities effective November 17, 1997. On such date, the Company became entirely dependent upon Becton for the marketing and sale of its products, and on the Manufacturing Date, the Company became entirely dependent on Becton for the manufacture of the IOS instrument. In addition, upon the execution and implementation of the Becton Agreement, the Company's efforts have shifted primarily to the development of new assays, the development of software to run additional future assays on the IOS system, the manufacturing of cartridges for sales to Becton and the administration of the Becton Agreement. The transfer of the sales and marketing efforts to Becton, including the transfer of know how gained by the Company, are in the initial stages of transition. To date, the Company has completed several training sessions for Becton's personnel, including two sessions for the Becton sales force in mid-November 1997 and mid-February 1998. There can be no assurance that Becton will be successful in marketing the IOS system, that the transition of sales and marketing efforts from Biocircuits to Becton will be successful, that Becton will be successful in manufacturing the required IOS instruments nor that the Company's financial performance resulting from Becton's activities will meet the Company's expectations. Failure of Becton to successfully market and sell the IOS system or to successfully manufacture the IOS instruments will have an adverse effect on the Company's operations and financial condition.

    The Company and Becton are targeting the estimated 36,000 physician practices and alternate site laboratories that are licensed under the Clinical Laboratories Improvement Act of 1967 and Amendments of 1988 ("CLIA") for high or moderate complexity testing, most of which currently do not have an immunodiagnostic testing capability. Becton markets the Company's IOS point-of-care system to physicians' offices and alternative site laboratories through distributors supported by its own sales force in the United States. Becton has entered into agreements with medical supply distributors with distribution sites throughout the United States and sales representatives with expertise in selling testing and other medical equipment to the physicians' office laboratory market. There can be no assurance that Becton will be successful in marketing its products, directly or through distributors, through the remaining term of the Agreement. See "--Risk Factors--Dependence on Exclusive Distributor; Revenue from Instruments; Transition to Becton" and "--Risk Factors--Uncertain Market Acceptance of Point-of-Care Product." In addition, since the Company and subsequently Becton, first established relationships with distributors, some of the distributors of the Company's products have consolidated with companies or have been purchased by companies that do not market Becton products or the IOS system. There can be no assurance that such consolidation will not continue, and if it does continue, that such consolidation will not have an adverse impact on the Company's operations.

    In addition to Becton's relationships with distributors, Becton must maintain its marketing and customer service programs and its sales force in order to penetrate successfully the point-of-care market for immunodiagnostic testing. In order to compete successfully, Becton will be required to provide prompt service to its customers. However, there can be no assurance that Becton will be able to establish the necessary programs or that such programs and service will be consistently reliable.

LIPID/POLYMER BIOMATERIAL TECHNOLOGY

    In addition to its IOS system technology, Biocircuits has developed and patented a new class of biomaterials that combines proteins, lipids and polymers. Proteins can be a capture molecule, e.g., antibodies that endow the biomaterial with the ability to bind to and detect specific analyte molecules. Other proteins, such as enzymes, can be incorporated into the biomaterial to give the biomaterial certain biological functions. Lipids are naturally compatible with biological fluids such as blood, urine and saliva. Biological compatibility makes them more resistant to unwanted biological interference which can cause false test results. Polymers serve as an optical or electrical transducer to convert the analyte binding event to measurable test results. Polymers also should provide a high degree of stability and prolonged shelf life.

    Based on the Company's work with respect to the lipid/polymer biomaterial technology, the Company believes the technology may have various applications. As a result of a reduction in force in April 1997, the Company terminated all efforts associated with this technology, which was in the early stages of research at that time. The Company currently has no plans to identify potential licensing partners or to revive research efforts with respect to the lipid/polymer biomaterial technology.

RESEARCH AND DEVELOPMENT

    As of December 31, 1997, the Company's research and development staff numbered 13 individuals. The Company's research and development expenses totaled approximately $5.7 million, $7.1 million and $4.2 million in the years ended December 31, 1995, 1996 and 1997, respectively. As a result of a reduction in force which occurred on April 3, 1997, the Company ceased its only research program which focused on the lipid/polymer technology, which at the time of such reduction in force consisted of three full-time scientific employees. The lipid/polymer research program was an early stage program and did not have an effect on the currently marketed products. As of February 28, 1998, the Company employs 12 employees in its IOS product development activities, which currently consists of the development of new assays, the support of existing products already in the marketplace and software development for instrument operation. See "--Employees," "--Risk Factors--Need to Retain and Attract Key Employees" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PATENTS AND PROPRIETARY INFORMATION

    The Company has aggressively pursued the development of a patent portfolio, which is discussed below, to protect its technologies.

IOS SYSTEM TECHNOLOGY

    Four IOS cartridge patents have issued in the United States. The Company has two patent applications pending in the United States and two foreign patent applications pending in Europe, Canada and Japan on its cartridge technology. One patent application is also pending in the United States on the IOS instrument.

LIPID/POLYMER BIOMATERIAL TECHNOLOGY

    Eleven biomaterial patents have been issued in the United States. These issued patents include claims covering the composition of a class of biomaterials and methods for its use. The Company also has three patent applications pending in the United States on its lipid/polymer biomaterial technology. In addition, Biocircuits has three patent applications pending in Europe, Canada and Japan. One application is pending in Canada and Japan and has been issued in Europe. One additional patent application is issued in Japan, Europe and Canada.

PARTICLE TECHNOLOGY

    In addition to the IOS system and biomaterial patents, the Company has one patent application for particle assays allowed in the United States.

    The Company has aggressively pursued the development of a patent portfolio to protect its technology. However, the patent positions of any medical device manufacturer, including Biocircuits, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. In addition, the coverage claimed in a patent application can be amended before a patent is issued. Furthermore, there can be no assurance that any patent applications will result in the issuance of patents or, with respect to issued patents, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applicants in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, the Company cannot be certain that it or any licensor was the first to conceive of an invention described by a patent application. Moreover, the Company might have to participate in interference proceedings declared by the United States Patent and Trademark Office to eventually determine priority of invention, which could result in substantial costs to the Company, even if the patents, if issued, would be held valid by a court or if a competitor's technology or product would be found to infringe such patents.

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

COMPETITION

    Human immunodiagnostics is an intensely competitive field in which there are a number of well established companies. The primary basis of competition in the immunodiagnostic testing market are throughput, ease of use, price, breadth of test menu, quality of results and service. There can be no assurance that the Company, in conjunction with Becton, will be able to compete successfully on any of these bases.

    The Company believes that its principal competitors will be other large companies with a diagnostic division such as Abbott Laboratories; Boehringer Mannheim, GmbH; Chiron/Ciba-Corning Diagnostics

Corporation; Diagnostic Products Corporation and Johnson & Johnson. Each of these companies has an established position in the clinical laboratory test market with systems based on traditional immunoassay technology. No assurance can be given that the Company's products will compete successfully with existing or future products of such competitors or that new competitors will not enter the market with competing technologies. The Company expects that in the future, one or more of these companies or others may develop and introduce new systems for the point-of-care market. If any such Company is able to develop or acquire rights to a better immunodiagnostic testing system, the Company's business would be materially adversely affected.

GOVERNMENT REGULATION

    The Biocircuits IOS point-of-care system is regulated in the United States as a medical device by the FDA and as such, requires regulatory clearance prior to commercialization. Pursuant to the Federal Food, Drug and Cosmetic Act, and the regulations promulgated thereunder, the FDA regulates, among other things, the clinical testing, manufacture, labeling, promotion, distribution, sale and use of medical devices in the United States. Failure of the Company to comply with applicable regulatory requirements can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, the government's refusal to grant premarket notification clearance or premarket approval of devices, withdrawal of marketing approvals, and criminal prosecution.

    In the United States, medical devices are classified into one of three classes, Class I, II or III, based on the controls necessary to reasonably ensure their safety and effectiveness. Class I devices are those devices whose safety and effectiveness can reasonably be ensured through general controls, such as adequate labeling, premarket notification, and adherence to GMP regulations. Class II devices are those devices whose safety and effectiveness can reasonably be ensured through the use of general special controls, such as performance standards, post-market surveillance, patient registries, and FDA guidelines. Class III devices are devices which must receive premarket approval by the FDA to ensure their safety and effectiveness. Generally, Class III devices are life-sustaining, life-supporting or implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices.

    Before a new medical device may be introduced into the market in the United States, the manufacturer or distributor generally must obtain either FDA clearance of a section 510(k) premarket notification or FDA approval of a premarket approval ("PMA") application.

    If the manufacturer or distributor can establish that the device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not required a PMA (the "predicate device"), the manufacturer or distributor may seek FDA marketing clearance for the device by filing a 510(k) notification. In a 510(k) filing, the manufacturer or distributor is required to demonstrate that the device has the same intended use and the same technological characteristics as the predicate device or has different technological characteristics that do not raise different questions of safety and efficacy than the predicate device. A 510(k) notification must contain information to support the claim of substantial equivalence, which may include laboratory test results or the results of clinical studies. Following submission of a 510(k) notification, the manufacturer or distributor may not place the device into commercial distribution until an order of substantial equivalence is issued by the FDA. The Company understands that the FDA has been requiring a more rigorous demonstration of substantial equivalence in connection with 510(k) notifications. Although it generally takes from four to twelve months from the date of submission to obtain a 510(k) clearance, it may take longer. FDA regulations do not specify the time in which it must respond to a 510(k) submission. The FDA may determine that the proposed device is not substantially equivalent to a legally marketed device, or may require further information, such as additional test data, before the FDA is able to make a substantial equivalence determination. Such determination or request for additional information could delay the Company's market introduction of its future products and could have a materially adverse effect on the Company's continued operations. Further, for any of the Company's devices cleared through the 510(k) process, modifications or enhancements that could significantly change safety or effectiveness or constitute a major change in the intended use of the device will require a new 510(k) submission. The Company's IOS point-of-care instrument tests currently are regulated as Class II medical devices. The Company has received 510(k) clearances for the instrument and the T4 and T Uptake tests, the T4-only test, the qualitative serum pregnancy test, the TSH test and the quantitative hCG test. In addition, the Company has a 510(k) application pending with the FDA for its Free T4 test cartridge. There can be no assurance that the Company will receive a 510(k) clearance from the FDA for its Free T4 test cartridge.

    If a manufacturer or distributor cannot establish that a proposed device is substantially equivalent to another legally-marketed predicate device, the manufacturer or distributor must seek premarket approval of the proposed device through submission of a PMA application. A PMA application must be supported by extensive data, including pre-clinical and clinical trial data to prove the safety and efficacy of the device, as well as extensive manufacturing information. If human clinical trials are required and the device presents "a significant risk," the sponsor of the trial (usually the manufacturer or distributor) is required to file an investigational device exemption ("IDE") application with the FDA before commencing human clinical trials. The IDE application must be supported by data, typically including the results of laboratory and animal testing. If the IDE application is approved by the FDA and one or more appropriate institutional review boards ("IRBs"), human clinical trials may begin at a specific number of investigational sites with a specific number of subjects, as approved by FDA. If the device presents a "nonsignificant risk" to subjects, a sponsor may begin the clinical trial after obtaining approval of one or more appropriate IRBs without the need for FDA approval. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects. A PMA application must contain the results of clinical trials, the results of any relevant bench tests, laboratory and animal studies, a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. The submission also must include the proposed labeling, advertising and training methods, if required. Upon receipt, the FDA conducts a preliminary review of the PMA application to determine whether the submission is sufficiently complete to permit a substantive review. If sufficiently complete, the submission is declared fileable by the FDA. By statute, the FDA has 180 days to review a PMA application, although the review time often is extended significantly by the FDA asking for more information or clarification of information already provided in the submission. While the FDA has responded to PMA applications within the allotted time period, PMA reviews more often occur over a significantly protracted time period and generally take approximately 12 to 24 months or more from the date of filing to approval. The FDA also will inspect the manufacturing facilities to ensure compliance with the FDA's GMP requirements prior to approval of a PMA. This is a lengthy and expensive process, and there can be no assurance that such approval will be obtained for any future product the Company may develop which may be determined to be subject to such requirements. A number of devices for which PMA marketing clearance has been sought by others have never been cleared for marketing. Modifications to a device that is the subject of an approved PMA, its labeling or manufacturing process may require FDA approval of new PMAs or PMA supplements, which often require submission of the same type of information required for the initial PMA. There can be no assurance that any of the Company's future products will ever obtain the necessary FDA regulatory clearance for commercial distribution.

    Any products distributed by Biocircuits, through Becton, pursuant to the above described clearances are subject to pervasive and continuing regulation by the FDA. The Company also will be required to manufacture its products in registered establishments and in accordance with GMP regulations. There can be no assurance that the Company or its OEM suppliers' facilities will meet GMP requirements. Failure to meet such requirements could result in certain actions by the FDA, including the possible shutdown of the Company's manufacturing facilities. In addition, the FDA has enacted changes to the GMP regulations that may increase the cost of compliance with GMPs. The Company's facility will be subject to periodic inspections by the FDA for compliance with GMP and other applicable requirements. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade

Commission. Current FDA enforcement policy strictly prohibits marketing of medical devices for unapproved uses. The export of medical devices also is subject to regulation in certain instances. In addition, the use of the Company's products may be regulated by various state agencies. For example, the Company was required to obtain a license from the State of California to manufacture its proposed products. There can be no assurance that the Company's proposed products will be able to comply successfully with any such requirements or regulations.

    The potential market for the Company's products may be affected by the CLIA. CLIA establishes requirements for any facility that performs laboratory testing on human specimens for the purpose of providing information for diagnosis or treatment of human beings. CLIA covers such testing in virtually all settings, including physicians' offices. Regulations implementing CLIA establish requirements for laboratories in such areas as administration, participation in proficiency testing, patient test management, quality control, personnel, quality assurance and inspection. Under these regulations, the specific requirements that a laboratory must meet depend upon the complexity of the tests performed by the laboratory. Laboratory tests are categorized as either waived tests, tests of moderate complexity or tests of high complexity. Laboratories that perform either moderate or high complexity tests must meet standards in all areas, with the major difference in requirements between moderate and high complexity testing concerning quality control and personnel standards. Quality control standards for moderate complexity testing are being implemented in stages. Laboratories performing high complexity testing must meet all the quality control requirements by the effective date of the regulations. Personnel standards for high complexity testing are more rigorous than those for moderate complexity testing. In general, personnel conducting high complexity testing will need more education and experience than those doing moderate complexity testing. Under the CLIA regulations, all laboratories performing moderately complex or highly complex tests will be required to obtain either a registration certificate or certification of accreditation from the Health Care Financing Administration ("HCFA").

    The Company's IOS system has been classified as moderately complex, and thus any laboratory using such products would have to meet the regulatory requirements for testing of moderate complexity testing.

    The Company understands that laboratories, including physician office laboratories, will be evaluating the requirements of CLIA in determining whether to perform certain types of moderate and high complexity diagnostic tests. The Company believes that the sale of its proposed products will not be adversely affected by CLIA. However, no assurances can be given that the statute and its implementing regulations will not have a materially adverse impact on the Company and Becton's ability to market and sell the IOS system or any future products that the Company may develop.

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

    In both domestic and foreign markets, sales of the Company's IOS point-of-care system and other potential products, if any, will depend in part on the availability of reimbursement from third-party payors such as government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price and cost effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. There can be no assurance that the Company's products will be considered cost effective or that adequate third-party reimbursement will be available to enable Biocircuits and Becton to maintain price levels sufficient to realize an appropriate return on its investment in product development. Legislation and regulations affecting the pricing of health care services may change, which could affect the Company's products and could further limit reimbursement for medical products and services.

EMPLOYEES

    As of December 31, 1997, Biocircuits employed 45 individuals. On April 3, 1997, in response to lower than expected sales and in efforts to reduce the rate of cash consumption, the Company reduced its work force from 92 to 53 employees. Also, in connection with Becton assuming the sales and marketing of the IOS system in October of 1997, the Company no longer required the services of its sales representatives. Two sales representatives were transferred to Becton, while the remaining six sales representatives terminated their employment with the Company for employment opportunities elsewhere. Of the existing workforce on February 28, 1998, 12 employees are engaged in development activities, 23 are engaged in manufacturing, and 10 are devoted to marketing and administrative activities.

    The Company is highly dependent upon the principal members of its management and scientific staff and key individuals in all areas of the Company. The Company has implemented certain programs which it believes will help in retaining key employees. Such programs include retention packages granted to officers and certain Company employees which provide for lump sum payments equal to six and three months, respectively, of salary if such employees lose their employment with the Company due to a merger or sale of the Company and the repricing of outstanding options to purchase common stock to the current market price of the Company's common stock on March 20, 1997. In addition, the Company maintains life insurance policies, with the employee as the beneficiary, equal to the lesser of the officers' or employees' annual salary or $150,000. The Company faces competition for qualified individuals from numerous manufacturers of medical products and other high technology products, as well as universities and academic institutions. There can be no assurance that the Company will be able to retain its key employees or attract new qualified personnel on acceptable terms. See "--Risk Factors--Need to Retain and Attract Key Employees."

RISK FACTORS

    In addition to the risks and uncertainties discussed above and in Item 7 hereof, Biocircuits' business is subject to the following additional risks and uncertainties.

    FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING; MAINTENANCE OF
     NASDAQ LISTING

    The Company's projections show that available cash will be sufficient to fund operations to the end of April 1998. Obtaining additional funds will be critical to the Company's ability to maintain operations through April 1998 and thereafter. The Company currently is seeking funding from various equity financing sources. Raising additional funds from public or private sources will result in significant dilution to then existing shareholders. If adequate funding is not available on a timely basis, the Company will be required to curtail its operations significantly or to cease operations. There can be no assurance that the Company will be successful in obtaining additional financing.

    The Company believes that maintaining its listing on the Nasdaq National Market ("Nasdaq") is central to its ability to raise additional funds as well as to provide liquidity to investors. The Company failed temporarily to meet the Nasdaq net tangible asset listing requirement of $4.0 million at the end of the first quarter of 1997. However, the proceeds from a financing in April 1997 allowed the Company to meet the Nasdaq net tangible asset listing requirement, on a pro forma basis, for the first quarter of 1997. Proceeds from a financing in early July 1997 allowed the Company to meet the Nasdaq net tangible asset listing requirement, on a pro forma basis, for the second quarter of 1997. In addition, the funds from these financings were adequate for the Company to meet the Nasdaq net tangible asset requirement of $4.0 million through the end of 1997. The Company estimates it must raise approximately $1.5 million of equity capital to the meet the net tangible asset requirement of $4.0 million at the end of the first quarter of 1998. Thereafter, the Company must generate sufficient profits or raise additional equity capital to maintain the Nasdaq net tangible asset listing requirement. There can be no assurance that the Company will be successful in raising the necessary equity capital or generate sufficient profits in order to maintain the Nasdaq net tangible asset listing requirement.

    The Securities and Exchange Commission approved Nasdaq's proposed rules which became effective on August 22, 1997. Under the terms of the revised rules, the bid price for the Company's common stock must remain at or above $1.00 per share. Due to a bid price of less than $1.00, the Company implemented a 1 for
2.5 reverse stock split, which became effective on February 23, 1998, in order to meet the Nasdaq listing requirements. There can be no assurance that the reverse stock split will be adequate for the Company to maintain a bid price greater than $1.00 if the stock price further declines, nor that the Company will otherwise remain in compliance with Nasdaq's listing requirements.

    The Company believes its cash requirements may increase in future periods. The Company expects to incur substantial costs, including costs related to ongoing research and development activities, clinical trials, expansion of manufacturing, development of manufacturing capabilities and obtaining regulatory approvals. The Company's long-term capital requirements will depend on numerous factors, including the success of Becton's marketing efforts, the progress and scope of the Company's research and product development activities, the timing and cost of obtaining regulatory approvals, the costs associated with patents and other intellectual property rights and the levels of resources devoted to the development of manufacturing capabilities. The Company is seeking additional funding through public or private financings. Other methods of financing, including lease financing, may be utilized if available on attractive terms. Raising additional funds from public or private financings will result in further dilution to then-existing shareholders. If adequate funds are not available from these sources, the Company will be required to curtail its operations significantly. No assurance can be given that any additional financing will be available, or, if available, that it will be available on acceptable terms.

    DEPENDENCE ON EXCLUSIVE DISTRIBUTOR; REVENUE FROM SALES OF INSTRUMENTS;
     TRANSITION TO BECTON

    On October 24, 1997, the Company entered into the Becton Agreement whereby Biocircuits granted Becton exclusive worldwide marketing rights to the IOS system and all cartridges currently available as well as those that will be developed in the future. The Becton Agreement, which has a four year term with early termination rights by both companies under certain conditions, is subject to certain minimum placement requirements of instruments in physicians' offices by Becton. Such minimum placements may be adjusted based on the availability of certain specified future products.

    Pursuant to the terms of the Becton Agreement, Biocircuits agreed to sell, at pre-determined prices, cartridges and accessories, and initially instruments, exclusively to Becton. On the Manufacturing Date, Becton assumed responsibility for manufacturing the IOS instrument. The Company continues to manufacture and sell cartridges and accessories to Becton. As of the Manufacturing Date, the Company had an existing inventory of IOS instruments in finished goods and will continue to sell such inventory to Becton in the first and early second quarters of 1998. Pursuant to the Becton Agreement, upon conversion to instruments produced by Becton in the second quarter of 1998, the revenues recognized by Biocircuits from instrument sales together with the associated costs, will be eliminated as the Company begins earning a royalty on instruments produced and placed in physicians' offices by Becton. Historically, sales of instruments have represented a significant portion of the revenues recognized by the Company. The Company expects that revenues in the second quarter of 1998 will show, upon the conversion to royalties received from instrument placements, a decline from the reported fourth quarter of 1997. Thereafter, the Company's revenues will consist of the sales of cartridges and accessories to Becton, plus the royalties earned by instrument placements.

    The Company ceased its sales and marketing efforts for the IOS system when Becton assumed these responsibilities effective November 17, 1997. On such date, the Company became entirely dependent upon Becton for the marketing and sale of its products, and on the Manufacturing Date, the Company became entirely dependent for the manufacture of the IOS instrument. In addition, upon the execution and implementation of the Becton Agreement, the Company's efforts have shifted primarily to the development of new assays, the development of software to run additional future assays on the IOS system, the manufacture of cartridges for sale to Becton and the administration of the Becton Agreement. The transfer of the sales and marketing efforts, including the transfer of know how gained by the Company, are in the initial stages of transition. To date, the Company has completed several training sessions for Becton's personnel, including two sessions for the Becton sales force in mid-November 1997 and mid-February 1998. There can be no assurance that Becton will be successful in marketing and selling the IOS system, that the transition of sales and marketing efforts from Biocircuits to Becton will be successful, that Becton will be successful in manufacturing the required IOS instruments, nor that the Company's financial performance resulting from Becton's activities will meet the Company's expectations. Failure of Becton to successfully market and sell the IOS system or to successfully manufacture the IOS instruments will have an adverse effect on the Company's operations and financial condition.

    PRODUCTS UNDER DEVELOPMENT

    Biocircuits was founded in 1989 and has products currently being marketed and products in various stages of development. To achieve profitable operations, the Company, alone or with others, must, among other things, successfully develop, obtain regulatory approval for and manufacture, its current and potential products. To date, the Company has completed development and received FDA clearance for various products. In November 1995, the Company received clearance for its initial 510(k) Premarket Notifications for the IOS instrument and the T4 and T Uptake assays and in September 1996, the Company received FDA clearance to market a qualitative serum pregnancy assay. In November 1996, the Company received clearance from the FDA for a TSH assay and in December 1996, clearance was received for the quantitative hCG assay. Biocircuits has completed development and clinical evaluation of the Free T4 assay, and its 510(k) application is currently pending with the FDA. The time frame necessary to develop the Company's products is uncertain, and historically, the Company has experienced some delays in the scheduled completion of its IOS point-of-care instrument and test cartridges. There can be no assurance that further product development delays will not occur in the future, that product development will be completed on future products, or if product development completed, that such new products will receive FDA clearance.

    The Company has experienced significant delays in the scheduled completion of its IOS point-of-care system and there can be no assurance that further product development delays will not occur. The Company launched its IOS system in 1996 with the T4 and T Uptake tests using a first generation cartridge. While this cartridge was adequate for product introduction, a second generation cartridge was required to continue development of the assay menu. Development of the second generation cartridge and optimization of the assays in the new cartridge took several months longer than was anticipated due to design iterations. Product optimization followed cartridge design completion. Optimization is also an iterative process of developing the specific chemistries and system fluidics to ensure each assay performs at its claimed specifications. As a result, the re-optimization of T4 and T Uptake in the second generation cartridge and market launch of new assays (TSH, Quantitative hCG and the T4/TSH combination) all experienced introduction delays. To date, all tests currently shipping use the second generation cartridge and all future tests have been developed to use the second generation cartridge. There can be no assurance that the Company will be able to complete product development and obtain regulatory clearance for any future assays or products, that any such products can be manufactured in sufficient quantity, at acceptable costs and with appropriate quality, or that any such products, if and when approved, can be successfully marketed.

    There can be no assurance that the IOS point-of-care system and tests will perform reliably and in accordance with the Company's specifications, that additional design changes may not be required in the future, that the Company will be able to develop successfully or obtain regulatory clearance for additional tests or any other future products, that the reduction in assay development employees which occurred in April 1997 will not result in further delays in developing future tests, that any of the Company's products can be manufactured in sufficient quantity, at acceptable cost and with appropriate quality, or that any products, if and when approved, can be successfully marketed. Failure to meet one or more of these challenges could have a material adverse effect on the Company.

    UNCERTAIN MARKET ACCEPTANCE OF POINT-OF-CARE PRODUCT

    The Company is entirely dependent on Becton for marketing and selling its products and for the revenues generated therefrom. Substantially all immunodiagnostic testing currently is performed at large clinical laboratories rather than point-of-care sites. There can be no assurance that Becton will be successful in developing and penetrating the point-of-care market for immunodiagnostic testing. The selling process typically requires Becton's sales force to work closely with distributors, generate qualified physician leads and perform demonstrations for the IOS system in physicians' offices. The selling process can be time-consuming and there can be no assurance that Becton will be successful in marketing the IOS system, that the rate of sales growth will meet expectations or that the marketing programs that Becton initiates will achieve the desired results. Through November 1997 when Becton assumed sales and marketing responsibility for the IOS system, the number of instrument sales to distributors and placements in physicians' offices were significantly less than the Company's expectations, due primarily to the technical problems the Company encountered with the performance of the IOS system. As a result, the Company experienced a loss of momentum within its distribution network and the limited financial resources available to the Company restricted its ability to effectively market its products. The Company believes that if instrument placements continue to be below expectations, the Company's revenue and financial performance will be materially adversely affected. There can be no assurance that additional design changes may not be required in the future or that the system performance will be reliable over time.

    In general, market acceptance of the Company's initial point-of-care system will depend upon Becton's ability to demonstrate the accuracy and value of the IOS system and to persuade physicians to perform the Company's tests in their own facilities rather than to send those tests to clinical laboratories. More specifically, in order for Becton to have success in penetrating the point-of-care immunodiagnostic market and to achieve significant sales of IOS systems and test cartridges, the Company believes it must expand its menu of tests beyond those currently being marketed by Becton. There can be no assurance that the Company will be successful in expanding its menu of tests or if an expanded test menu would have the desired impact of increasing the market acceptance of the Company's IOS system.

    COMPETITION

    Human immunodiagnostics is an intensely competitive field in which there are a number of well-established companies. The primary bases of competition in the immunodiagnostic testing market are throughput, ease of use, price, breadth of test menu, quality of results and service. There can be no assurance that the Company or Becton will be able to compete successfully on any of these bases.

    The Company believes that its principal competitors will be other large companies with a diagnostic division such as Abbott Laboratories; Boehringer Mannheim, GmbH; Chiron/Ciba-Corning Diagnostics Corporation; Diagnostic Products Corporation and Johnson & Johnson. Each of these companies has an established position in the clinical laboratory test market with systems based on traditional immunoassay technology. No assurance can be given that the Company's products will compete successfully with existing or future products of such competitors or that new competitors will not enter the market with competing technologies. The Company expects that in the future, one or more of these companies or others may develop and introduce new systems for the point-of-care market. If any such Company is able to develop or acquire rights to a better immunodiagnostic testing system, the Company's business would be materially adversely affected.

    MANUFACTURING RISKS; RELIANCE ON CONTRACT/LICENSED MANUFACTURERS

    Biocircuits has developed a proprietary manufacturing process for producing the test cartridges for its IOS point-of-care system and such manufacturing process utilizes various plastic components and other materials that are and will be obtained from contract manufacturers. In addition, in order for the Company to be successful, the Company must improve its proprietary manufacturing processes and efficiencies in order to meet its manufacturing cost targets. There can be no assurance that the contract manufacturers will be able to supply the required materials at acceptable costs, that the Company will be successful in meeting its targeted manufacturing costs, or that these cost targets will be achieved on a timely basis.

    Pursuant to the terms of the Becton Agreement, the Company sells cartridges and accessories exclusively to Becton. In addition, under certain circumstances, failure of the Company to meet Becton's demand for cartridges could result in Becton assuming the manufacturing rights for the Company's cartridges. The Company has experienced cartridge backorders at various times since the March 1996 launch of the IOS point-of-care system. There can be no assurance that the Company will be able to meet Becton's demand for cartridges in the future, or that any backorders will not have a material adverse affect on Becton's sales and marketing efforts.

    The Company has registered its manufacturing facility with the FDA and with the Department of Health Services of the State of California, and will be subject to state and federal inspections confirming the Company's compliance with GMP guidelines. Prior to the first shipments of the IOS system in early 1996, the Company believes it had established its manufacturing capability in compliance with GMP guidelines. The Company has established processes and practices that are expected to assist the Company to continue manufacturing product within these guidelines in the future. No assurance can be given as to the ability of the Company to produce commercial quantities of cartridges in compliance with applicable regulations at an acceptable cost.

    In 1995, the Company entered into an agreement with Nunc to manufacture the plastic components of its disposable test cartridges. Under the terms of the agreement, Nunc has the exclusive right to supply the plastic components for the test cartridges for all sales in North America through the end of 1998. The Company is entirely dependent on Nunc as the sole source for the plastic components and the treatment thereof. There can be no assurance that Nunc will be able to deliver the required quantities of test cartridge components on schedule or at costs acceptable to the Company.

    In December 1992, the Company entered into a three year agreement with Kollsman pursuant to which Kollsman was appointed the exclusive North American supplier of the IOS instrument. Through a series of amendments which included extending the exclusive manufacturing agreement through December 31, 1997, the transfer price of instruments became fixed for the duration of the agreement and the Company agreed to pay Kollsman for raw material and work in process at Kollsman. Such prepaid inventory, including previous amounts paid to Kollsman, was to be credited against future deliveries of the IOS system. Prepaid inventory equaled $496,000 as of December 31, 1997, net of credits previously taken. Upon the completion of the Becton Agreement, in which Becton assumed responsibility of the manufacturing of the IOS instrument on January 1, 1998, the Company's manufacturing relationship with Kollsman terminated. The Company is entirely dependent upon Becton as the sole source of production of its IOS instruments and in turn, Becton may rely on itself or upon sole-source suppliers for the instrument or components thereof. Failure of Becton or Becton's suppliers to produce the required quantities on a timely basis and at commercially reasonable prices could have a material adverse affect on the Company. In addition, the Company is currently in negotiations with both Becton and Kollsman regarding the transfer of the prepaid instrument inventory to Becton or Becton's suppliers. There can be no assurance that the negotiations with Becton and Kollsman to transfer the instrument inventory to Becton will be successful.

    NEED TO RETAIN AND ATTRACT KEY EMPLOYEES

    As of December 31, 1997, Biocircuits employed 45 individuals. On April 3, 1997, in response to lower than expected sales and in efforts to reduce the rate of cash consumption, the Company reduced its work force from 92 to 53 employees. Also, in connection with Becton assuming the sales and marketing of the IOS system in October of 1997, the Company no longer required the services of its sales representatives. Two sales representatives were transferred to Becton while the remaining six sales representatives terminated their employment with the Company for employment opportunities elsewhere. Of the existing workforce on February 28, 1998, 12 employees are engaged in development activities, 23 are engaged in manufacturing, and 10 are devoted to marketing and administrative activities.

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

    YEAR 2000 COMPLIANCE

    The Company is in the process of formulating and implementing a program designed to ensure that all software used in connection with the Company's IOS system, the Company's computer systems, financial systems, testing equipment and other equipment will manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such dates. The Company currently anticipates that this program will not require additional significant manpower, although there can be no assurance that this will be the case and or that the Company will not incur significant additional costs in connection with such program. There can be no assurances that Becton and the Company's vendors will be in compliance, and the Company has no control over whether Becton and its vendors will be in compliance with year 2000 requirements. Any failure on the part of the Company to ensure that its software complies with year 2000 requirements or a similar failure on the part of Becton or the Company's vendors could have a material adverse effect on the Company, its financial condition and it results of operations.

    HISTORY OF LOSSES; EXPECTATION OF FUTURE LOSSES

    At December 31, 1997, the Company's accumulated deficit was approximately $60.6 million. Biocircuits expects to incur additional losses over the next several years. The Company expects that currently available funds will be used primarily for development of additional tests for the IOS point-of-care system and expanding the Company's manufacturing efficiencies and capabilities. The losses may vary from period to period, including from quarter to quarter, and may increase, due to the uncertainty of whether Becton's sales and marketing programs will achieve the desired results. Accordingly, the Company believes that quarter-to-quarter results are not a useful indicator of the Company's performance. There can be no assurance that any products will be manufactured or marketed successfully, or that profitability will ever be achieved.

    RISK OF PRODUCT LIABILITY; POSSIBLE UNAVAILABILITY OF INSURANCE

    The testing, manufacturing and marketing of the Company's potential products will entail risk of product liability. Although the Company currently maintains product liability insurance, there can be no assurance that the Company will be able to maintain such insurance at a reasonable cost or in sufficient amounts to protect the Company against losses due to product liability. An inability to maintain insurance at an acceptable cost or to otherwise protect against potential product liability could prevent or inhibit the commercialization of the Company's products. In addition, a product liability claim or recall could have a material adverse effect on the business or financial condition of Biocircuits.

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

    ANTI-TAKEOVER EFFECT OF DELAWARE LAW AND CERTAIN CHARTER PROVISIONS

    The Board of Directors has authority to issue up to 10,000,000 shares of preferred stock, in addition to the 30,000,000 designated shares of Series A Preferred Stock, of which 11,226,829 were outstanding on December 31, 1997, and to fix the rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of the common stock will be subject to, and may be adversely affected by, the rights of the holders of the outstanding Series A Preferred Stock and any other preferred stock that may be issued in the future. The outstanding Series A Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. Furthermore, certain provisions of the Company's Amended and Restated Certificate of Incorporation, such as a classified Board of Directors, its Amended and Restated Bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving the Company.

    VOLATILITY OF STOCK PRICE

    The market price of the Company's common stock, like that of the common stock of many other medical device and other high technology companies, has been highly volatile. Factors such as delays in obtaining FDA clearance for the IOS point-of-care system, fluctuations in the Company's actual or anticipated operating results, announcements of technological innovations or new commercial products by the Company or its competitors, governmental regulation, changes in the current structure of the health care financing and payment systems in the United States, developments in or disputes regarding patent or other proprietary rights, economic and other external factors and general market conditions may have a significant effect on the market price of the common stock.

    CONCENTRATION OF SHARE OWNERSHIP

    Based upon the shares owned and outstanding as of March 24, 1998, the Company's officers, directors and 5% stockholders of the Company as a group beneficially owned approximately 61% of the Company's outstanding common stock, on an as converted basis. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

ITEM 2:  PROPERTIES

    The Company's principal administrative offices, research laboratories and manufacturing area are located at 1324 Chesapeake Terrace, Sunnyvale, California, where the Company leases and occupies 36,600 square feet. The Company's monthly rental cost is approximately $44,000. The Company also established a deposit related to the initiation of a $732,000 letter of credit, which decreased to $376,000 in 1997, as security for certain tenant improvements. The lease expires on April 30, 2000. In February 1998, the Company entered into an agreement to sub-lease approximately 7,000 square feet of lab and office space to a pharmaceutical company. Such sub-lease has a one year term with an option to extend the sub-lease for an additional nine-month period.

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

                                    PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
  MATTERS

    The Company's Common Stock was first traded on May 14, 1992 on the Nasdaq National Market System under the symbol "BIOC." The following table sets forth, for the periods indicated, the high and low sales prices per share for the Common Stock as reported on the Nasdaq National Market System:

YEAR ENDED DECEMBER 31, 1996                                                   HIGH        LOW
---------------------------------------------------------------------------  ---------  ---------
First Quarter..............................................................  $   21.56  $   15.94
Second Quarter.............................................................      19.38      14.06
Third Quarter..............................................................      15.00       9.38
Fourth Quarter.............................................................       9.38       5.94

YEAR ENDED DECEMBER 31, 1997                                                   HIGH        LOW
---------------------------------------------------------------------------  ---------  ---------
First Quarter..............................................................  $   10.00  $    2.81
Second Quarter.............................................................       3.44       1.10
Third Quarter..............................................................       3.91       1.56
Fourth Quarter.............................................................       3.05       1.25

    The Company had approximately 225 holders of record of its Common Stock as of March 4, 1998.

    The Company has never paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

    On April 15, 1997, the Company sold an aggregate of 675,475 shares of Common Stock and warrants to purchase an additional 462,995 shares of Common Stock at an exercise price of $1.88 per share to 30 persons and institutional accredited investors, in reliance on Rule 506. The aggregate offering price of such shares of Common Stock and warrants was $1,688,738.

    On July 3, 1997, the Company sold an aggregate of 2,741,426 shares of Common Stock and warrants to purchase an additional 2,741,426 shares of Common Stock at an exercise price of $1.88 per share to 20 persons and institutional accredited investors, in reliance on Rule 506. The aggregate offering price of such shares of Common Stock and warrants was $5,140,175.

ITEM 6:  SELECTED FINANCIAL DATA

    The following selected financial data is derived from audited financial statements as of and for the years ended December 31, 1993, 1994, 1995, 1996 and 1997. The data set forth below should be read in conjunction with the financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," both appearing elsewhere herein.

                                                                        YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------------------
                                                          1993       1994       1995        1996        1997
                                                        ---------  ---------  ---------  -----------  ---------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
  REVENUES:
    Product sales.....................................  $  --      $  --      $  --      $       421  $   1,000
    Signing fee.......................................     --         --         --          --             750
                                                        ---------  ---------  ---------  -----------  ---------
  Total Revenues......................................     --         --         --              421      1,750
  OPERATING COSTS AND EXPENSES:
    Cost of sales.....................................     --         --         --            2,310      3,069
    Research and development..........................      6,545      6,086      5,669        7,081      4,152
    Sales, general and administrative.................      2,801      2,239      2,686        5,416      3,670
                                                        ---------  ---------  ---------  -----------  ---------
  Total operating costs and expense...................      9,346      8,325      8,355       14,807     10,891
Loss from operations..................................     (9,346)    (8,325)    (8,355)     (14,386)    (9,141)
Net interest and other income.........................        256        117        118           38        134
                                                        ---------  ---------  ---------  -----------  ---------
Net loss..............................................     (9,090)    (8,208)    (8,237)     (14,348)    (9,007)
Deemed dividend on preferred stock....................     --         --         --           (1,180)    --
                                                        ---------  ---------  ---------  -----------  ---------
Net loss applicable to common shareholders............  $  (9,090) $  (8,208) $  (8,237) $   (15,528) $  (9,007)
                                                        ---------  ---------  ---------  -----------  ---------
                                                        ---------  ---------  ---------  -----------  ---------
Basic and diluted net loss per share..................  $   (9.39) $   (8.24) $   (7.23) $     (7.32) $   (1.69)
                                                        ---------  ---------  ---------  -----------  ---------
                                                        ---------  ---------  ---------  -----------  ---------
Shares used in computing basic and diluted net loss
  per share...........................................        968        996      1,140        2,120      5,327
                                                        ---------  ---------  ---------  -----------  ---------
                                                        ---------  ---------  ---------  -----------  ---------

                                                                            DECEMBER 31,
                                                   ---------------------------------------------------------------
                                                      1993         1994         1995         1996         1997
                                                   -----------  -----------  -----------  -----------  -----------
                                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital................................  $     9,371  $     1,925  $     6,191  $     5,355  $     2,843
  Total assets...................................       13,964        5,552        9,267        8,726        5,081
  Long-term obligations..........................          948          505        3,707           72           21
  Accumulated deficit............................      (20,775)     (28,963)     (37,200)     (51,548)     (60,555)
    Total stockholders' equity...................       11,560        3,474        4,063        7,078        4,332

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    IN ADDITION TO THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION, AS WELL AS IN
ITEM 1. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE AUDITED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN THIS REPORT.

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

    In the first quarter of 1996, the Company began marketing its IOS system with a cartridge capable of performing T4 and T Uptake tests. In December 1996, the Company launched its TSH test. The T4 and T Uptake tests and the TSH test are all designed to assess thyroid function. In late October 1997, the Company introduced the quantitative serum pregnancy cartridge which is a test designed to allow physicians to perform this common pregnancy test in their offices during the patient visit, which allows more immediate pre-natal care to patients. Also in October 1997, the Company introduced a combined T4 and TSH cartridge which provides physicians with an additional means of analyzing thyroid function. Additionally, the Company has completed clinical evaluation of a Free T4 test for diagnosing true clinical thyroid status. The 510(k) Premarket Notification application for this test is currently under review by the FDA. Two additional assays, a Digoxin test for monitoring the therapeutic usage of this drug in the treatment of heart disease and a PSA test for management of prostate cancer patients are currently under clinical evaluation. The Company plans to launch these assays upon receipt of clearance of the 510(k) Premarket Notifications from the FDA. There can be no assurance that the products under clinical evaluation will meet product specifications in order to pass clinical evaluation, and if clinical evaluation is passed, that these products will receive clearance from the FDA to market these future products.

    On October 24, 1997, the Company entered into a Manufacturing and Distribution Agreement with Becton Dickinson and Company through its Becton Dickinson Microbiology Systems Division whereby Biocircuits granted Becton exclusive worldwide marketing rights to the IOS system and all cartridges currently available, as well as those that will be developed in the future. The Becton Agreement, which has a four year term with early termination rights by both companies under certain conditions, is subject to certain minimum placement requirements of instruments in physicians' offices by Becton. Such minimum placements may be adjusted based on the availability of certain specified future products. Pursuant to the terms of the Becton Agreement, Becton paid a one-time, non-refundable signing fee of $750,000 and Biocircuits agreed to sell, at pre-determined prices, cartridges and accessories, and initially instruments, exclusively to Becton. On January 1, 1998, Becton assumed responsibility for manufacturing the IOS instrument. The Company continues to manufacture and sell cartridges and accessories to Becton. As of the Manufacturing Date, the Company had an existing inventory of IOS instruments in finished goods and will continue to sell such inventory to Becton in the first and early second quarters of 1998. Pursuant to the Becton Agreement, upon conversion to instruments produced by Becton in the second quarter of 1998, the revenues recognized by Biocircuits from instrument sales, together with the associated costs, will be eliminated as the Company begins earning a royalty on instruments produced and placed in physicians' offices by Becton. Historically, sales of instruments have represented a significant portion of the revenues recognized by the Company. The Company expects that revenues in the second quarter of 1998 will show, upon the conversion to royalties received from instrument placements, a decline from the reported fourth quarter of 1997 results. Thereafter, the Company's revenues will consist of revenues from the shipment of cartridges and accessories to Becton, plus the royalties earned by instrument placements.

    The Company ceased its sales and marketing efforts for the IOS system when Becton assumed these responsibilities effective November 17, 1997. On such date, the Company became entirely dependent upon Becton for the marketing and sale of its products, and on the Manufacturing Date, the Company became entirely dependent on Becton for the manufacture of the IOS instrument. In addition, upon the execution and implementation of the Becton Agreement, the Company's efforts have shifted primarily to the development of new assays, the development of software to run additional future assays on the IOS system, the manufacture of cartridges for sale to Becton and the administration of the Becton Agreement. The transfer of the sales and marketing efforts to Becton, including the transfer of know how gained by the Company, are in the initial stages of transition. To date, the Company has completed several training sessions for Becton's personnel, including two sessions for the Becton sales force in mid-November 1997 and mid-February 1998. There can be no assurance that Becton will be successful in marketing and selling the IOS system, that the transition of sales and marketing efforts from Biocircuits to Becton will be successful, that Becton will be successful in manufacturing the required IOS instruments, nor that the Company's financial performance resulting from Becton's activities will meet the Company's expectations. Failure of Becton to successfully market and sell the IOS system or to successfully manufacture the IOS instruments will have an adverse effect on the Company's operations and financial condition.

    The Company has incurred a loss in each period since its inception. At December 31, 1997, the Company's accumulated deficit was $60.6 million. Biocircuits expects to incur additional losses over the next few years. The Company expects that currently available funds will be used primarily for the development of additional assays for the IOS point-of-care system and the production of the Company's cartridges. The losses may vary from period to period, including from quarter to quarter, and may increase, due to the uncertainty of whether the sales and marketing programs of Becton will achieve the desired results or that the Company will be successful in manufacturing cartridges at its estimated costs.

RESULTS OF OPERATIONS

    The Company recorded revenue of $1.75 million in 1997, which includes a one-time signing fee of $0.75 million from Becton. Product revenues in 1997 were $1 million compared to $0.42 million in 1996, an increase of $0.58 million or 138%.

    The Company's total operating costs and expenses increased from $8.36 million in 1995 to $14.81 million in 1996 and decreased to $10.89 million in 1997. The decrease in operating costs and expenses in 1997 was due primarily to the April 1997 reduction in work force and to reduced sales and marketing expenses.

    The Company recorded $3.07 million of cost of sales in 1997, an increase from $2.31 million in 1996. Costs of sales consists primarily of manufacturing overhead and direct manufacturing costs associated with the production of revenue-generating product. The increase in costs is due to the increased sales volumes in 1997 while 1996 also included only a partial year of shipments since the IOS system was launched in March 1996.

    The Company's research and development expenses increased from $5.67 million in 1995 to $7.08 million in 1996, and decreased to $4.15 million in 1997. Research and development expenses were 68%, 48% and 38% of total operating costs and expenses in 1995, 1996 and 1997, respectively. The increase from 1995 to 1996 was due primarily to increased outside services, while the decrease from 1996 to 1997 was due to the April 1997 reduction in work force.

    Sales, general and administrative expenses were $2.69 million in 1995, $5.42 million in 1996 and $3.67 million in 1997. The increase in sales, general and administrative expenses from 1995 to 1996 was due primarily to expanded sales and marketing expenses resulting from the preparation for and launch of the

IOS point-of-care system in 1996 and general operating expenses. The decrease from 1996 to 1997 is attributable to the reduction in work force and to reduced sales and marketing expenditures.

    Interest income increased from $317,000 in 1995 to $345,000 in 1996 and decreased to $166,000 in 1997. These changes are primarily caused by fluctuations in cash and cash equivalents and investment balances resulting from sales of common and preferred stock and from collaboration funds, offset by operating losses, purchases of property and equipment and payments on long-term obligations.

    Interest and other expense was $199,000 in 1995, $307,000 in 1996 and $32,000 in 1997. The fluctuations in interest and other expenses was due primarily to interest on the $3.5 million note to Beckman Instruments, Inc., which was converted into common stock in December 1996.

    The Company incurred net losses attributable to common shareholders of $8.24 million in 1995, $15.53 million in 1996 and $9.01 million in 1997. Basic net losses per common share were $7.23, $7.32 and $1.69 in 1995, 1996 and 1997, respectively. As a result of comments received from the Securities and Exchange Commission, in connection with a registration statement filed by the Company in mid-1997, the Company was required to record a $1.18 million deemed dividend to the preferred stockholders who received warrants to purchase preferred stock at a discount to market. Such warrant issuance occurred in 1996. Excluding the deemed dividend on preferred stock in 1996, the net loss was $14.35 million in 1996 and basic net loss per common share was $6.77.

    As of December 31, 1997, the Company had net operating loss carryforwards of approximately $39.00 million and research and development credit carryforwards of approximately $1.25 million for federal income tax purposes. Upon the closing of the Company's June 1995 private placement, the Company experienced a "change in ownership" as defined by Section 382 of the Internal Revenue Code and may have incurred an additional "change in ownership" as a result of financings in 1996 and 1997. As a result, the utilization of the Company's pre-change net operating loss and certain credit carryforwards will be subject to an annual limitation based upon the Company's pre-change values and may expire prior to utilization.

    The Company has determined that a valuation allowance for deferred tax assets of $23.24 million is required to reduce the deferred tax assets to the amount realizable, currently estimated to be zero at December 31, 1997 based upon the Company's history of losses.

    The Company believes that inflation has not had a material impact on its results of operations.

    Upon the execution of the Becton Agreement, the Company's efforts are focused primarily on the development of new assays, the development of software to run additional future assays on the IOS system, the manufacturing of cartridges for sale to Becton and the administration of the Becton Agreement. In addition to the products being marketed by Becton, the product under FDA review and the products under clinical evaluation, the Company, along with Becton, is currently determining which future products are to enter development in 1998. There can be no assurance that the Company will be successful and on schedule in the development of future tests and the development of software, that it will be successful in expanding its menu of tests, or obtaining regulatory approvals for the Company's future tests.

    Biocircuits has developed a proprietary manufacturing process for producing the test cartridges for its IOS point-of-care system. Various plastic components and other materials for the cartridges are and will be obtained from contract manufacturers. The Company's future cartridge manufacturing goals include improving manufacturing efficiencies, the transition of new products to manufacturing from research and development, expanding mold and cartridge manufacturing capacity as both the test menu and test manufacturing volume expand, increasing the level of automation and manufacturing the cartridges at the Company's targeted costs. A reduction in work force which occurred in April 1997 reduced the resources available for cost reduction and manufacturing automation programs until such time that manufacturing volumes justify such effort. Following the introduction of the second generation cartridge in late 1996 and early 1997 and several manufacturing process improvements, yields have improved to the targeted levels and the Company has not experienced any backorders during the last several months. The Company plans further manufacturing improvements including the use of a multiple cavity mold, a 30% increase in capacity with no increase in direct labor and further improvements in manufacturing yields. There can be no assurance that the Company will be successful in meeting all of the manufacturing goals or that these goals will be achieved on a timely basis.

    Pursuant to the terms of the Becton Agreement, the Company sells cartridges and accessories exclusively to Becton. In addition, under certain circumstances, failure of the Company to meet Becton's demand for cartridges could result in Becton assuming the manufacturing rights for the Company's cartridges. The Company has experienced cartridge backorders at various times since the March 1996 launch of the IOS point-of-care system. There can be no assurance that the Company will be able to meet Becton's demand for cartridges in the future, or that any backorders will not have a material adverse affect on Becton's sales and marketing efforts.

    In late March 1997, the Company and Kollsman, the Company's then exclusive North American supplier of the IOS instrument, agreed to reduce the amount of an existing standby letter of credit by $249,000 in exchange for reducing the exercise price of a warrant that had been issued to Kollsman in 1996 to $5.00 from $17.50 per share. Such warrant and standby letter of credit had been established in order to secure an adequate supply of IOS instruments. Also in late March 1997, the Company agreed to issue Kollsman a warrant to purchase 20,000 shares of Common Stock, with an exercise price of $0.03 per share in exchange for a one month shutdown of instrument production. The warrant issued to Kollsman expires on June 30, 1998. In the quarter ending March 31, 1997, the Company recorded a $124,000 expense as manufacturing overhead, $60,000 for the warrant price reduction from $17.50 to $5.00 per share and $64,000 for the issuance of the warrant to purchase 20,000 shares of common stock. Such expense determination was calculated according to Financial Accounting Standard Board Statement No. 123. In early May 1997, the Company agreed with Kollsman to extend the production shut down until August 1997, which was subsequently further extended to the end of 1997. The Company further agreed to pay Kollsman an additional $436,000 to cover the costs of all raw material and work in process at Kollsman at that time. Such prepaid inventory was to be credited against future deliveries of the IOS system. In return, Kollsman canceled the letter of credit. Upon execution of the Becton Agreement, in which Becton assumed responsibility of the manufacturing of the IOS instrument on January 1, 1998, the Company's manufacturing relationship with Kollsman terminated. The Company will be entirely dependent upon Becton as the sole source of production of its IOS instruments and in turn, Becton may rely on itself or upon sole-source suppliers for the instrument or components thereof. Failure of Becton or Becton's suppliers to produce the required quantities on a timely basis and at commercially reasonable prices could have a material adverse affect on the Company. In addition, the Company is currently in negotiations with both Becton and Kollsman regarding the transfer of the prepaid instrument inventory to Becton or Becton's suppliers. There can be no assurance that the negotiations with Becton and Kollsman to transfer the instrument inventory to Becton will be successful.

    The Company's inventory, including prepaid inventory, increased to approximately $1,544,000 as of December 31, 1997. Of this amount, a major portion is associated with the instrument: approximately $496,000 of prepaid inventory at Kollsman; $400,000 of IOS instrument finished goods; and $212,000 of instrument raw materials. The Company is currently in negotiations with both Becton and Kollsman regarding the transfer of the instrument related inventory to Becton. Therefore, based on the estimated build rates for Becton in 1998 and the completion of negotiations with Kollsman and Becton regarding the instrument prepaid and raw material, the Company does not expect to encounter any major obsolete or excess inventory issues which may require writedowns other than issues that would be expected in the course of normal operations for which the Company has $386,000 of reserves recorded. There can be no assurance that the negotiations with Becton and Kollsman to transfer the instrument inventory to Becton will be successful or that the Company's established reserves will be adequate to cover any unexpected obsolete or excess inventory issues.

    On April 3, 1997, in response to lower than expected sales and in efforts to reduce the rate of cash consumption, the Company reduced its work force from 92 to 53 employees. Also, in connection with Becton assuming the sales and marketing of the IOS system in October 1997, the Company no longer required the services of its sales representatives. Two sales representatives were transferred to Becton while the remaining six sales representatives terminated their employment with the Company for employment opportunities elsewhere. The Company is highly dependent upon the principal members of its management and scientific staff and key individuals in all areas of the Company. The Company has implemented certain programs which it believes will help in retaining key employees. Such programs include retention packages granted to officers and certain Company employees which provide for lump sum payments equal to six and three months, respectively, of salary if such employees lose their employment with the Company due to a merger or sale of the Company and the repricing of outstanding options to purchase common stock to the current market price of the Company's common stock on March 20, 1997. In addition, the Company maintains life insurance policies, with the employee as the beneficiary, equal to the lesser of the employees' or officers' annual salary or $150,000. The Company faces competition for qualified individuals from numerous manufacturers of medical products and other high technology products, as well as universities and academic institutions. There can be no assurance that the Company will be able to retain its key employees or attract new qualified personnel on acceptable terms.

    On April 15, 1997, the Company closed the first tranches in two private placements (collectively the "April 1997 Financings") in which the Company sold its common stock and issued warrants to purchase common stock. The first private placement (the "April Common Stock Financing") was to consist of the sale of an aggregate of 1,000,000 shares of common stock at $2.50 per share to be issued in three tranches. The second private placement (the "April Units Financing") was to consist of the sale of an aggregate of 5,447,000 units at $1.00 per unit, each unit consisting of .40 shares of common stock and one warrant to purchase
 .40 shares of common stock (the "April Financing Warrants"), to be issued in two tranches.

    The closing of the second tranches of the April 1997 Financings were conditional upon the Company installing a minimum of eighty-eight (88) GMP units of the IOS system during the three month period ended June 30, 1997 that were sold directly or indirectly by the Company. Although the Company implemented various sales and marketing programs, including evaluation programs targeted to physicians and incentive programs for its sales representatives and distributor sales representatives in order to reach this milestone, the milestone was not met by the Company and the second tranches of the April 1997 Financings did not close. The closing of the third tranche of the April Common Stock Financing was conditional upon the Company installing a minimum of two hundred thirty-five
(235) GMP units of the IOS system that are sold directly or indirectly by the Company. Investors in the April Common Stock Financing have elected not to fund the Company in the third tranche.

    The Company issued 212,500 shares of its common stock in the first tranche of the April Common Stock Financing and 1,157,488 units in the first tranche of the April Units Financing. The April Financing Warrants have an exercise price of $1.88 per share and expire eighteen months after April 15, 1997, subject to certain adjustments. At the Company's option, the Company may shorten the exercise period of the April Financing Warrants in which case they may become redeemable by the Company at $0.03 per share if the closing prices for the Company's common stock is greater than or equal to $5.00 per share for ten days. The first tranches of the April 1997 Financings resulted in gross proceeds to the Company of approximately $1.7 million.

    On July 3, 1997, the Company closed a financing (the "July Financing") in which the Company sold 6,853,567 units at $0.75 per unit, each unit consisting of .40 shares of common stock and one warrant to purchase .40 shares of common stock (the "July Financing Warrants"). The July Financing Warrants have an exercise price of $1.88 per share and expire eighteen months after July 3, 1997, subject to certain adjustments. At the Company's option, the Company may shorten the exercise period of the July Financing Warrants in which case they may become redeemable by the Company at $0.03 per share if the closing prices for the Company's common stock is greater than or equal to $5.00 per share for ten days. The

July Financing resulted in gross proceeds to the Company of approximately $5.1 million. With these funds, the Company believes its cash resources will be adequate to satisfy its requirements into the second quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Company historically has financed its operations primarily through sales of common and preferred stock, interest income on the cash balances available after such financings, long-term debt and capital asset lease financings. Since its inception through December 31, 1997, the Company raised a total of approximately $64.1 million in the sale of common and preferred stock.

    The Company's cash and cash equivalents were $1.42 million as of December 31, 1997, compared to $4.94 million at the end of 1996. The decrease was due primarily to operating losses in 1997 offset by funds raised in the April 1997 and July 1997 Financings.

    On April 15, 1997, the Company closed the April 1997 Financings and on July 3, 1997, closed the July 1997 Financing, both consisting of the sale of common stock and warrants to purchase common stock. With the receipt of funds from these financings, the Company's cash resources are adequate to satisfy its operating cash requirements to the end of April 1998.

    Obtaining additional funds by raising additional capital from either new or existing investors, or the exercise of the outstanding warrants issued in the April and July Financings, will be critical to the Company's ability to maintain operations beyond April 1998. The Company is therefore seeking funding from various equity financing sources. Raising additional funds from public or private sources will result in significant dilution to then existing shareholders. If adequate funding is not available on a timely basis, the Company will be required to curtail its operations significantly or to cease operations. There can be no assurance that the Company will be successful in obtaining additional financing.

    The Company believes that maintaining its listing on Nasdaq is central to its ability to raise additional funds as well as to provide liquidity to investors. The Company failed temporarily to meet the Nasdaq net tangible asset listing requirement of $4.0 million at the end of the first quarter of 1997. However, the proceeds from the April 1997 Financings allowed the Company to meet the Nasdaq net tangible asset listing requirement, on a pro forma basis, for the first quarter of 1997. Proceeds from the July Financing allowed the Company to meet the Nasdaq net tangible asset listing requirement, on a pro forma basis, for the second quarter of 1997. In addition, the funds from these financings were adequate for the Company to meet the Nasdaq net tangible asset requirement of $4.0 million through year end 1997. The Company must raise approximately $1.5 million of equity capital to the meet the net tangible asset requirement of $4.0 million at the end of the first quarter of 1998. Thereafter, the Company must generate sufficient profits or raise additional equity capital to maintain the Nasdaq net tangible asset listing requirement. There can be no assurance that the Company will be successful in raising the necessary equity capital or generate sufficient profits in order to maintain the Nasdaq net tangible asset listing requirement.

    The Securities and Exchange Commission approved Nasdaq's proposed rules which became effective on August 22, 1997. Under the terms of the revised rules, the bid price for the Company's common stock must remain at or above $1.00 per share. Due to a bid price of less than $1.00, the Company implemented a 1 for
2.5 reverse stock split which became effective on February 23, 1998 in order to meet the Nasdaq listing requirements. In addition, all historical share and per share amounts have therefore been restated to show the effect of the reverse split. There can be no assurance that the reverse stock split will be adequate for the Company to maintain a bid price greater than $1.00 if the stock price further declines nor that the Company will otherwise remain in compliance with Nasdaq's listing requirements.

    The Company believes its cash requirements may increase in future periods. The Company expects to incur substantial costs, including costs related to ongoing research and development activities, clinical trials, expansion of manufacturing, development of manufacturing capabilities and obtaining regulatory approvals. The Company's long-term capital requirements will depend on numerous factors, including the success of Becton's marketing efforts, the progress and scope of the Company's research and product development activities, the timing and cost of obtaining regulatory approvals, the costs associated with patents and other intellectual property rights and the levels of resources devoted to the development of manufacturing capabilities. The Company's projections show that available cash will be sufficient to fund operations to the end of April 1998. The Company is seeking additional funding through public or private financings. Other methods of financing, including lease financing, may be utilized if available on attractive terms. Raising additional funds from public or private financings will result in further dilution to then-existing shareholders. If adequate funds are not available from these sources, the Company will be required to curtail its operations significantly. No assurance can be given that any additional financing will be available, or, if available, that it will be available on acceptable terms.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data of the Company required by this item are included herein and are listed under Item 14(a)(1) and (2).

ITEM 9: CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS

    The information required by this item is incorporated by reference from the information under the caption "Election of Directors," with respect to Directors, and under the caption "Management," with respect to Executive Officers, contained in the Company's Definitive Proxy Statement which will be filed with the Securities and Exchange Commission no later than April 29, 1998 in connection with the solicitation of proxies for the Company's Annual meeting of Stockholders to be held on May 22, 1998 (the "Proxy Statement")

ITEM 11:  EXECUTIVE COMPENSATION

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

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)     INDEX TO FINANCIAL STATEMENTS

           The financial statements required by this item are submitted in a separate section beginning on page 35 of this report.

             Report of Ernst & Young LLP, Independent Auditors............................         35

             Balance Sheets at December 31, 1996 and 1997.................................         36

             Statements of Operations for each of the years ended
             December 31, 1995, 1996, and 1997............................................         37

             Statement of Stockholders' Equity for each of the years
             ended December 31, 1995, 1996 and 1997.......................................         38

             Statements of Cash Flows for the each of years ended
             December 31, 1995, 1996 and 1997.............................................         39

             Notes to Financial Statements................................................         40

(a)(2)     INDEX TO FINANCIAL STATEMENT SCHEDULES

           All financial statement schedules are omitted because they are not applicable, or the information is included in the financial statements or notes thereto.

(a)(3)     EXHIBITS

           See Index to Exhibits beginning on page 53.

(b)        REPORTS ON FORM 8-K

           None

                            BIOCIRCUITS CORPORATION
                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, County of Santa Clara, State of California, on the 30th day of March, 1998.

                                BIOCIRCUITS CORPORATION

                                By:               /s/ JOHN KAISER
                                     -----------------------------------------
                                                    John Kaiser
                                     CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF
                                                 EXECUTIVE OFFICER

                                By:               /s/ JAMES WELCH
                                     -----------------------------------------
                                                    James Welch
                                     VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board,
       /s/ JOHN KAISER            President and Chief
------------------------------    Officer (Principle          March 30, 1998
         John Kaiser              Executive Officer)

                                Vice President, Chief
       /s/ JAMES WELCH            Financial Officer
------------------------------    (Principal Financial and    March 30, 1998
         James Welch              Accounting Officer) and
                                  Secretary

       /s/ ROBERT CURRY
------------------------------  Director                      March 30, 1998
         Robert Curry

    /s/ PATRICK LATTERELL
------------------------------  Director                      March 30, 1998
      Patrick Latterell

     /s/ DAVID RUBINFIEN
------------------------------  Director                      March 30, 1998
       David Rubinfien

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Biocircuits Corporation

    We have audited the accompanying balance sheets of Biocircuits Corporation as of December 31, 1996 and 1997, the related statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biocircuits Corporation at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

    The accompanying financial statements have been prepared assuming that Biocircuits Corporation will continue as a going concern. As more fully described in Note 1, the Company has an accumulated deficit of $60.6 million at December 31, 1997 and has incurred recurring losses from operations. In addition, the Company's available cash and cash equivalents are insufficient to fund operations beyond April 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
January 16, 1998,
except for Note 7, as
to which the date is
February 23, 1998

                            BIOCIRCUITS CORPORATION

                                 BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1996        1997
                                                                                            ----------  ----------
                                                      ASSETS

Current assets:
  Cash and cash equivalents...............................................................  $    4,944  $    1,421
  Accounts receivable, net of allowance for doubtful accounts of $94 ($43 in 1996)........         201         312
  Inventory...............................................................................         928       1,048
  Prepaid inventory.......................................................................         375         496
  Prepaid expenses and other current assets...............................................         381         181
  Restricted cash.........................................................................         102         113
                                                                                            ----------  ----------
Total current assets......................................................................       6,931       3,571
Property and equipment, net of accumulated depreciation and amortization of $2,092 ($1,671
  in 1996)................................................................................       1,375       1,208
Restricted cash...........................................................................         376         263
Other assets..............................................................................          44          39
                                                                                            ----------  ----------
                                                                                            $    8,726  $    5,081
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
  Accounts payable........................................................................  $    1,108  $      512
  Accrued liabilities.....................................................................         208          84
  Accrued compensation and related expenses...............................................         142          81
  Current portion of capital lease obligations............................................         118          51
                                                                                            ----------  ----------
Total current liabilities.................................................................       1,576         728
Long-term portion of capital lease obligations............................................          72          21
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.001 par value, 40,000,000 shares authorized, issuable in series:
    Series A convertible, 30,000,000 shares designated, 11,226,829 issued and outstanding
    (12,455,137 shares issued and outstanding at December 31, 1996), aggregate liquidation
    preference of $6,175..................................................................       9,903       9,313
  Common stock, $0.001 par value, 70,000,000 shares authorized, 6,983,548 shares issued
    and outstanding (3,435,968 shares issued and outstanding at December 31, 1996)........      48,784      55,620
    Accumulated deficit...................................................................     (51,548)    (60,555)
  Deferred compensation and other.........................................................         (61)        (46)
                                                                                            ----------  ----------
Total stockholders' equity................................................................       7,078       4,332
                                                                                            ----------  ----------
                                                                                            $    8,726  $    5,081
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                            See accompanying notes.

                            BIOCIRCUITS CORPORATION

                            STATEMENTS OF OPERATIONS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ---------------------------------
                                                                                  1995        1996        1997
                                                                                ---------  -----------  ---------
REVENUES:
  Product sales...............................................................  $  --      $       421  $   1,000
  Signing fee.................................................................     --               --        750
                                                                                ---------  -----------  ---------
                                                                                   --              421      1,750

OPERATING COSTS AND EXPENSES:
  Cost of sales...............................................................     --            2,310      3,069
  Research and development....................................................      5,669        7,081      4,152
  Sales, general and administrative...........................................      2,686        5,416      3,670
                                                                                ---------  -----------  ---------
                                                                                    8,355       14,807     10,891

Loss from operations..........................................................     (8,355)     (14,386)    (9,141)
Interest income...............................................................        317          345        166
Interest and other expense....................................................       (199)        (307)       (32)
                                                                                ---------  -----------  ---------
Net loss......................................................................     (8,237)     (14,348)    (9,007)

Deemed dividend on preferred stock............................................     --           (1,180)    --
                                                                                ---------  -----------  ---------

Net loss applicable to common stockholders....................................  $  (8,237) $   (15,528) $  (9,007)
                                                                                ---------  -----------  ---------
                                                                                ---------  -----------  ---------

Basic and diluted net loss per share..........................................  $   (7.23) $     (7.32) $   (1.69)
                                                                                ---------  -----------  ---------
                                                                                ---------  -----------  ---------

Shares used in computing basic and diluted net loss per share.................      1,140        2,120      5,327
                                                                                ---------  -----------  ---------
                                                                                ---------  -----------  ---------

                            See accompanying notes.

                            BIOCIRCUITS CORPORATION

                       STATEMENT OF STOCKHOLDERS' EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       CONVERTIBLE PREFERED
                                                              STOCK              COMMON STOCK                     DEFERRED
                                                       --------------------   ------------------  ACCUMULATED   COMPENSATION
                                                         SHARES     AMOUNT     SHARES    AMOUNT     DEFICIT      AND OTHER
                                                       ----------  --------   ---------  -------  -----------   ------------
Balances, December 31, 1994..........................      --      $ --         997,984  $32,538   $(28,963)       $(101)
Issuance of common stock under stock plans...........      --        --           7,308      38      --            --
Issuance of warrants to purchase 4,896 shares of
  common stock.......................................      --        --          --          18      --            --
Issue shares of common stock for services rendered...      --        --           2,691      24      --            --
Issuance of Series A convertible preferred stock and
  10,500,836 warrants to purchase Series A
  convertible preferred stock for cash, net of
  issuance costs of $179.............................  17,399,000    8,520       --        --        --            --
Issuance of Series A convertible preferred stock upon
  exercise of warrants...............................     213,840      128       --        --        --            --
Issuance of common stock upon the conversion of
  Series A convertible preferred stock...............  (4,613,840)  (2,328)     461,371   2,328      --            --
Deferred compensation resulting from vesting of
  conditional stock options and grants of below
  market options.....................................      --        --          --         226      --             (226)
Amortization of deferred compensation and unrealized
  gains on available-for-sale investments............      --        --          --        --        --               98
Net loss.............................................      --        --          --        --        (8,237)       --
                                                       ----------  --------   ---------  -------  -----------      -----
Balances, December 3l, 1995..........................  12,999,000  $ 6,320    1,469,354  $35,172   $(37,200)       $(229)
Issuance of common stock under stock plans...........      --        --          10,154      70      --            --
Issuance of warrants to purchase 103,051 shares of
  common stock.......................................      --        --          --         288      --            --
Issuance of common stock and warrants to purchase
  386,092 shares of common stock for cash, net of
  issuance costs of $612.............................      --        --         772,184   5,180      --            --
Issuance of common stock and a warrant to purchase
  88,938 shares of common stock upon coversion
  convertible debt, net of issuance costs of $40.....      --        --         444,690   3,792      --            --
Issuance of Series A convertible preferred stock upon
  exercise of warrants...............................   6,852,064    7,856       --        --        --            --
Issuance of common stock upon the conversion of
  Series A convertible preferred stock...............  (7,395,927)  (4,273)     739,586   4,273      --            --
Deferred compensation resulting from the grant of
  below market stock options.........................      --        --          --           9      --               (9)
Payment of note secured by common stock..............      --        --          --        --        --               84
Amortization of deferred compensation and unrealized
  gains on available-for-sale investments............      --        --          --        --        --               93
Net loss.............................................      --        --          --        --       (14,348)       --
                                                       ----------  --------   ---------  -------  -----------      -----
Balances, December 31, 1996..........................  12,455,137  $ 9,903    3,435,968  $48,784   $(51,548)       $ (61)
Issuance of common stock under stock plans...........      --        --           7,865      12      --            --
Issuance of warrants to purchase 20,000 shares of
  common stock and repricing of Beckman warrant......      --        --          --          91      --            --
Issuance of common stock and warrants to purchase
  3,204,422 shares of common stock for cash, net of
  issuance costs of $688.............................      --        --       3,416,921   6,141      --            --
Issuance of common stock upon the conversion of
  Series A convertible preferred stock, net of
  issuance costs of $24..............................  (1,228,308)    (590)     122,794     590      --            --
Deferred compensation resulting from the grant of
  below market stock options.........................      --        --          --           2      --               (2)
Amortization of deferred compensation................      --        --          --        --        --               17
Net loss.............................................      --        --          --        --        (9,007)       --
                                                       ----------  --------   ---------  -------  -----------      -----
Balances, December 31, 1997..........................  11,226,829  $ 9,313    6,983,548  $55,620   $(60,555)       $ (46)
                                                       ----------  --------   ---------  -------  -----------      -----
                                                       ----------  --------   ---------  -------  -----------      -----


                                                          TOTAL
                                                       STOCKHOLDERS'
                                                          EQUITY
                                                       ------------
Balances, December 31, 1994..........................    $  3,474
Issuance of common stock under stock plans...........          38
Issuance of warrants to purchase 4,896 shares of
  common stock.......................................          18
Issue shares of common stock for services rendered...          24
Issuance of Series A convertible preferred stock and
  10,500,836 warrants to purchase Series A
  convertible preferred stock for cash, net of
  issuance costs of $179.............................       8,520
Issuance of Series A convertible preferred stock upon
  exercise of warrants...............................         128
Issuance of common stock upon the conversion of
  Series A convertible preferred stock...............      --
Deferred compensation resulting from vesting of
  conditional stock options and grants of below
  market options.....................................      --
Amortization of deferred compensation and unrealized
  gains on available-for-sale investments............          98
Net loss.............................................      (8,237)
                                                       ------------
Balances, December 3l, 1995..........................    $  4,063
Issuance of common stock under stock plans...........          70
Issuance of warrants to purchase 103,051 shares of
  common stock.......................................         288
Issuance of common stock and warrants to purchase
  386,092 shares of common stock for cash, net of
  issuance costs of $612.............................       5,180
Issuance of common stock and a warrant to purchase
  88,938 shares of common stock upon coversion
  convertible debt, net of issuance costs of $40.....       3,792
Issuance of Series A convertible preferred stock upon
  exercise of warrants...............................       7,856
Issuance of common stock upon the conversion of
  Series A convertible preferred stock...............      --
Deferred compensation resulting from the grant of
  below market stock options.........................      --
Payment of note secured by common stock..............          84
Amortization of deferred compensation and unrealized
  gains on available-for-sale investments............          93
Net loss.............................................     (14,348)
                                                       ------------
Balances, December 31, 1996..........................    $  7,078
Issuance of common stock under stock plans...........          12
Issuance of warrants to purchase 20,000 shares of
  common stock and repricing of Beckman warrant......          91
Issuance of common stock and warrants to purchase
  3,204,422 shares of common stock for cash, net of
  issuance costs of $688.............................       6,141
Issuance of common stock upon the conversion of
  Series A convertible preferred stock, net of
  issuance costs of $24..............................      --
Deferred compensation resulting from the grant of
  below market stock options.........................      --
Amortization of deferred compensation................          17
Net loss.............................................      (9,007)
                                                       ------------
Balances, December 31, 1997..........................    $  4,332
                                                       ------------
                                                       ------------

                            See accompanying notes.

                            BIOCIRCUITS CORPORATION

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                    1995        1996       1997
                                                                                  ---------  ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss......................................................................  $  (8,237) $  (14,348) $  (9,007)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization...............................................        454         475        438
    Changes in:
      Accounts receivable.......................................................     --            (201)      (111)
      Other current assets......................................................       (366)        163        200
      Prepaid inventory.........................................................       (418)         43       (121)
      Inventory.................................................................     --            (928)      (120)
      Other assets..............................................................        298          81          5
      Current liabilities.......................................................       (167)        508       (781)
                                                                                  ---------  ----------  ---------
        Net cash used in operating activities...................................     (8,436)    (14,207)   ( 9,497)
                                                                                  ---------  ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment............................................        (46)       (676)      (254)
  Short-term investments purchased..............................................     (3,595)     --         --
  Short-term investments sold/redeemed..........................................      4,000         596     --
  Restricted cash...............................................................        594          94        102
                                                                                  ---------  ----------  ---------
    Net cash provided by (used in) investing activities.........................        953          14       (152)
                                                                                  ---------  ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of preferred stock, net of issuance costs............................      8,648       7,856     --
  Issuance of common stock and warrants, net of issuance costs..................         80       5,820      6,244
  Issuance of long-term debt, net of accrued interest...........................      3,594      --         --
  Payments on long-term obligations.............................................       (412)       (567)      (118)
                                                                                  ---------  ----------  ---------
    Net cash provided by financing activities...................................     11,910      13,109      6,126
                                                                                  ---------  ----------  ---------
Net increase (decrease) in cash and cash equivalents............................      4,427      (1,084)    (3,523)
Cash and cash equivalents, beginning of year....................................      1,601       6,028      4,944
                                                                                  ---------  ----------  ---------
Cash and cash equivalents, end of year..........................................  $   6,028  $    4,944  $   1,421
                                                                                  ---------  ----------  ---------
                                                                                  ---------  ----------  ---------

                            See accompanying notes.

                            BIOCIRCUITS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF BUSINESS AND FINANCING

    Biocircuits Corporation (the "Company") was incorporated in Delaware on March 7, 1989. The Company is engaged in developing and commercializing new immunodiagnostic testing systems.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's first sale and shipment of its IOS-Registered Trademark- System occurred in March 1996. As of December 31, 1997 the Company was also manufacturing and selling four cartridges (T4/T Uptake, TSH, T4/TSH and Quantitative hCG) capable of performing tests on the IOS System. The Company has incurred a loss in each year since its inception. The Company's accumulated deficit was $60,555,000 at December 31, 1997. Biocircuits expects to incur additional losses over the next several years.

    On October 24, 1997, the Company entered into a four year Manufacturing and Distribution Agreement (the "Becton Agreement") with Becton Dickinson and Company ("Becton") whereby Biocircuits granted Becton exclusive worldwide marketing rights to the IOS system and all cartridges currently available, as well as those that will be developed in the future. Upon the signing of the Becton Agreement, Becton paid a one-time, non-refundable signing fee of $750,000 which was recorded as revenue in 1997. Net revenues are recorded upon shipment of product to Becton and the Company will receive royalties from Becton for IOS instruments placed in physicians' offices which Becton produces after January 1, 1998. During the term of the Becton Agreement, Becton will be the Company's sole customer and source of revenue. See footnote 10 "Commitments" for further discussion.

    The Company closed financings in April 1997 and July 1997, both consisting of the sale of common stock and warrants to purchase common stock. With the receipt of funds from these financings, the Company's cash resources will be adequate to satisfy its operating cash requirements to the end of April 1998.

    The Company failed temporarily to meet the Nasdaq net tangible asset listing requirement of $4.0 million at the end of the first quarter of 1997. The proceeds from the financing in April 1997 allowed the Company to meet the Nasdaq net tangible asset listing requirement, on a pro forma basis, for the first quarter of 1997. Proceeds from the financing in July 1997 allowed the Company to meet the Nasdaq net tangible asset listing requirement, on a pro forma basis, for the second quarter of 1997. In addition, the funds from these financings were adequate for the Company to meet the Nasdaq net tangible asset requirement of $4.0 million through the end of 1997. The Company estimates it must raise approximately $1.5 million of equity capital to meet the tangible asset requirement of $4.0 million at the end of the first quarter of 1998.

    Obtaining additional funds by raising additional capital from either new or existing investors, or the exercise of the outstanding warrants issued in the April and July financings, will be critical to the Company's ability to satisfy its operating cash requirements beyond April 1998. The Company is therefore seeking funding from various equity financing sources. Raising additional funds from public or private sources will result in significant dilution to then existing shareholders. If adequate funding is not available on a timely basis, the Company will be required to curtail its operations significantly or to cease operations. There can be no assurance that the Company will be successful in obtaining additional financing.

                            BIOCIRCUITS CORPORATION

                               DECEMBER 31, 1997

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    USE OF ESTIMATES

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include demand deposits held in U.S. banks, interest bearing money market funds, commercial paper, state agency notes and commercial bonds with original maturities of less than three months. At December 31, 1997, the Company has only demand deposits in U.S. banks and interest bearing money market funds.

    PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is provided over the estimated useful lives of the respective assets, generally estimated to be five years, on a straight-line method. Amortization of leasehold improvements is provided over the estimated useful lives of leased assets or the term of the lease, whichever is shorter.

    RESEARCH AND DEVELOPMENT

    Research and development costs include personnel costs, materials consumed in research and development activities, process engineering, depreciation on equipment, outside services and the cost of the facilities used for research and development activities.

    INVENTORIES

    Inventories are stated at the lower of cost (first in, first out basis) or market (estimated net realizable value).

    REVENUE RECOGNITION

    Except in certain cases where distributors have right of return, net revenues are recorded upon shipment. The Company records revenue, net of discounts and amounts it estimates may be returned by distributors which have a right of return. During 1996 and 1997, sales to two distributors accounted for 55% and 70%, respectively, of revenue (34% and 21%, respectively, in 1996 and 39% and 31%, respectively, in 1997).

    STOCK BASED COMPENSATION

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations (APB
25) in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date

                            BIOCIRCUITS CORPORATION

                               DECEMBER 31, 1997

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    STOCK BASED COMPENSATION (CONTINUED)
of grant. Under APB 25, for employee stock options with an exercise price equal to the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company recognizes compensation expense for those stock options granted with an exercise price less than fair value.

    PER SHARE INFORMATION

    In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (FASB 128). FASB 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Due to the Company's net loss in all periods presented, net loss per share includes only weighted average shares outstanding. All earnings per share amounts for all periods have been presented in accordance with FASB 128 requirements.

    If the Company had been in a net income position, diluted earnings per share would have been presented separately and would have included the effect of outstanding stock options and warrants, calculated using the treasury stock method, and outstanding preferred stock, on an as-if converted basis.

    The following is supplemental basic and diluted pro forma earnings per share, calculated giving effect to the conversion of the outstanding convertible preferred stock on an if converted basis. Such shares are excluded from earnings per share as reported, as they are antidilutive (in thousands, except share and per share data):

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   --------------------------------
                                                                                     1995        1996       1997
                                                                                   ---------  ----------  ---------
Basic and diluted net loss as reported...........................................  $  (8,237) $  (15,528) $  (9,007)
                                                                                   ---------  ----------  ---------
                                                                                   ---------  ----------  ---------
Shares used in computing basic and diluted net loss per share as reported........      1,140       2,120      5,327
Adjustment to include outstanding convertible preferred stock, on an
  as-if converted basis..........................................................        792       1,328      1,178
                                                                                   ---------  ----------  ---------
Shares used in computing pro forma basic and diluted net loss per share..........      1,932       3,448      6,505
                                                                                   ---------  ----------  ---------
                                                                                   ---------  ----------  ---------
Pro forma basic and diluted net loss per share...................................  $   (4.26) $    (4.50) $   (1.38)
                                                                                   ---------  ----------  ---------
                                                                                   ---------  ----------  ---------

    LONG-LIVED ASSETS

    The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective January 1, 1996. The Company continually reviews long-lived assets to assess recoverability based upon undiscounted cash flow analysis. Impairments, if any, are recognized in operating results in the period in which a permanent diminution in value is determined.

                            BIOCIRCUITS CORPORATION

                               DECEMBER 31, 1997

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    EFFECT OF NEW ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" (FASB 130), and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FASB
131). The Company is required to adopt these Statements in fiscal 1998. FASB 130 establishes new standards for reporting and displaying comprehensive income and its components. FASB 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of these Statements is expected to have no material impact on the Company's financial position, results of operations or cash flows.

    RECLASSIFICATIONS

    Certain amounts in the 1995 and 1996 financial statements have been reclassified to conform with the 1997 presentation.

2.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair value amounts of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. The carrying amounts approximate fair values of the Company's financial instruments at December 31, 1997. The following methods and assumptions were used in estimating its fair value disclosures for financial instruments:

    CASH AND CASH EQUIVALENTS: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

    ACCOUNTS RECEIVABLE AND PAYABLE: The carrying amount reported in the balance sheet for accounts receivable and accounts payable approximates their fair value.

3.  PROPERTY AND EQUIPMENT

    Property and equipment, at cost, including property and equipment under capital leases ($781,000 in 1996 and $207,000 in 1997), consists of the following (in thousands):

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1996       1997
                                                                           ---------  ---------
Furniture and equipment..................................................  $   2,451  $   2,705
Leasehold improvements...................................................        595        595
                                                                           ---------  ---------
                                                                               3,046      3,300
Less accumulated depreciation and amortization...........................     (1,671)    (2,092)
                                                                           ---------  ---------
                                                                           $   1,375  $   1,208
                                                                           ---------  ---------
                                                                           ---------  ---------

    Depreciation expense was $360,000, $373,000 and $421,000 in 1995, 1996 and
1997, respectively.

                            BIOCIRCUITS CORPORATION

                               DECEMBER 31, 1997

4.  INVENTORY

    Inventory consists of the following (in thousands):

                                                                                   DECEMBER 31,
                                                                               --------------------
                                                                                 1996       1997
                                                                               ---------  ---------
Raw materials................................................................  $     528  $     557
Work in process..............................................................         18          9
Finished goods...............................................................        382        482
                                                                               ---------  ---------
                                                                               $     928  $   1,048
                                                                               ---------  ---------
                                                                               ---------  ---------

5.  LEASE COMMITMENTS

    The Company leases its facilities under a non-cancelable operating lease which expires on April 30, 2000. Under the terms of this lease, the Company was required to establish a $732,000 letter of credit, which decreased according to its terms to $376,000 in 1997, as security for certain tenant improvements in the facility. The related cash is presented as restricted cash in the accompanying balance sheet. Rent expense for 1995, 1996 and 1997 was $504,000, $525,000 and $520,000, respectively. The Company also leases certain property and equipment under capital leases.

    At December 31, 1997, future minimum payments under the non-cancelable operating and capital leases are as follows (in thousands):

                                                                            OPERATING     CAPITAL
                                                                             LEASES       LEASES
                                                                           -----------  -----------
Years ending December 31:
  1998...................................................................         546           54
  1999...................................................................         553           23
  2000...................................................................         138       --
                                                                           -----------         ---
    Total minimum lease payments.........................................   $   1,237           77
                                                                           -----------
                                                                           -----------
Amount representing interest.............................................                       (5)
                                                                                               ---
Present value of future minimum lease payments...........................                       72
Current portion..........................................................                      (51)
                                                                                               ---
    Long-term capital lease obligations..................................                $      21
                                                                                               ---
                                                                                               ---

6.  LONG-TERM DEBT

    On August 16, 1995, the Company entered into a collaborative relationship with Beckman Instruments, Inc. ("Beckman") and received $3,500,000 in the form of convertible debt in exchange for granting Beckman certain options for licensing and marketing rights to testing applications using Biocircuits' proprietary lipid/polymer technology. On December 13, 1996, Beckman exercised its option to convert its debt and accrued interest of $332,000 into common stock and a warrant to purchase common stock.

                            BIOCIRCUITS CORPORATION

                               DECEMBER 31, 1997

7.  STOCKHOLDERS' EQUITY

    REVERSE STOCK SPLIT

    In February 1998, the Board of Directors approved an amendment to the Company's Restated Certificate of Incorporation to effect a one-for-two-and-a-half reverse stock split of the common stock. This amendment was previously approved at the Annual Meeting of Stockholders held on June 5, 1997. The one-for-two-and-a-half reverse split of the common stock became effective on February 23, 1998. All share and per share amounts have been retroactively restated.

    PRIVATE PLACEMENTS

    The Company closed a private placement on June 19, 1995 which consisted of the sale of 17,399,000 units at $0.50 a unit. A unit consisting of one share of Series A Preferred Stock and one warrant to purchase approximately .60 shares of Series A Preferred Stock at $0.60 per share (the "1995 Warrants"), expiring December 18, 1996. In November 1995, the Company exercised a provision to reduce the number of 1995 Warrants by 5,333,334 shares of Series A Convertible Preferred Stock due to a corporate partnering. Due to a series of amendments by the Board of Directors, the expiration date for the remaining 1995 Warrants was extended four additional months to April 15, 1997.

    In January 1996, the Company amended 2,666,514 of the 1995 Warrants and closed a private placement pursuant to which the Company issued new warrants to purchase 2,852,998 shares of Series A Preferred Stock (the "1996 Warrants"). During 1996, warrants to purchase a total of 6,852,064 shares of Series A Preferred Stock were exercised, including 2,651,847 shares of Series A Preferred stock which were exercised at 70% of the current market price at the time of exercise, for aggregate net proceeds of $7,856,000. The remaining 1995 Warrants and 1996 Warrants expired unexercised prior to May 1996. In connection with the warrants exercised with a price of 70% of the market price upon exercise, the Company recorded a deemed preferred stock dividend to reflect the discount to market price at the time of exercise.

    On October 21, 1996, the Company closed a private placement which consisted of the sale of 965,231 units at $6.00 per unit (the "October 1996 Financing"). Proceeds to the Company were approximately $5,200,000, net of issuance costs. A unit consisted of .80 shares of common stock and one warrant (the "Financing Warrants") to purchase .40 shares of common stock at $8.58 per share. The Financing Warrants were not exercised and expired on October 20, 1997.

    On April 15, 1997, the Company closed the first tranche in two private placements in which the Company sold its common stock and issued warrants to purchase common stock (collectively, the "April 1997 Financings"). The first private placement, the April Common Stock Financing, was to consist of the sale of 1,000,000 shares of common stock at $2.50 per share to be issued in three tranches. The second private placement, the April Unit Financing, was to consist of the sale of 5,447,000 units at $1.00 per unit, each unit consisting of .40 shares of common stock and one warrant to purchase .40 share of common stock at $1.88 per share, to be issued in two tranches. The closing of the second and third tranches of the April 1997 Financings was conditional upon the Company meeting certain milestones. These milestones were not meet and the investors in the April Common Stock Financing elected not to fund the second or third tranches.

    The Company issued 212,500 shares of its common stock in the first tranche of the April Common Stock Financing and 1,157,488 units in the first tranche of the April Units Financing. The April Financing

                            BIOCIRCUITS CORPORATION

                               DECEMBER 31, 1997

7.  STOCKHOLDERS' EQUITY (CONTINUED)

    PRIVATE PLACEMENTS (CONTINUED)
Warrants expire eighteen months after April 15, 1997, subject to certain adjustments. At the Company's option, the Company may shorten the exercise period of the April Financing Warrants in which case they may become redeemable by the Company at $0.03 per share if the closing price for the Company's common stock is greater than or equal to $5.00 per share for ten days. The first tranche of the April 1997 Financings resulted in gross proceeds to the Company of approximately $1.7 million.

    On July 3, 1997, the Company closed a private placement (the "July Financing") in which the Company sold 6,853,567 units at $0.75 per unit, each unit consisting of .40 shares of common stock and one warrant to purchase .40 shares of common stock (the "July Financing Warrants"). The July Financing Warrants have an exercise price of $1.88 per share and expire eighteen months after July 3, 1997, subject to certain adjustments. At the Company's option, the Company may shorten the exercise period of the July Financing Warrants in which case they may become redeemable by the Company at $0.03 per share if the closing prices for the Company's common stock is greater than or equal to $5.00 per share for ten days. The July Financing resulted in gross proceeds to the Company of approximately $5.1 million.

    PREFERRED STOCK

    Thirty million shares of the Company's preferred stock are designated as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock votes with the Company's common stock on an as-converted basis and has a liquidation preference of $0.55 per share plus any declared and unpaid dividends.

    At any time, at the option of the stockholder, each outstanding share of Series A Convertible Preferred Stock currently converts into .10 shares of common stock. Conversion is automatic upon the earlier of (i) the closing of an underwritten public offering of common stock on a Form S-1 Registration Statement at a per share price of not less than $5.00 and gross proceeds of not less than $10,000,000, (ii) the vote or written consent of holders of at least 66 2/3% of the then outstanding shares of Series A Convertible Preferred Stock, or (iii) the date after June 19, 1997 at which the market value of the Company's common stock, as reported by The Nasdaq National Market System, has been at least $5.00 per share for 20 consecutive trading days. The conversion rate of the preferred stock is subject to adjustment in the event of stock splits, stock dividends, recapitalizations and the like.

    Series A Convertible Preferred stockholders are entitled to receive non-cumulative annual dividends at a per share rate equal to the dividends declared, if any, by the Company's Board of Directors for stockholders of the Company's common stock.

    COMMON STOCK

    In March 1996, June 1996 and December 1996, the Company issued additional warrants, expiring in April 2006, September 2006 and November 2006, to purchase 1,000, 2,051 and 1,841 shares, respectively, of common stock at a purchase price equal to 70% of the current market price upon exercise.

                            BIOCIRCUITS CORPORATION

                               DECEMBER 31, 1997

7.  STOCKHOLDERS' EQUITY (CONTINUED)

    COMMON STOCK (CONTINUED)
    The following warrants to purchase shares of the Company's common stock were outstanding at December 31, 1997:

                                                     NUMBER OF
                                                       COMMON
                                                       SHARES
                                                     UNDERLYING  WEIGHTED AVERAGE    YEAR OF
EXERCISE PRICES                                       WARRANTS    EXERCISE PRICE    EXPIRATION
---------------------------------------------------  ----------  -----------------  ----------
$0.03-$5.00........................................     602,995      $    2.44         1998
$1.88..............................................   2,741,426      $    1.88         1999
$8.63..............................................      88,938      $    8.63         2000
70% of market at time of exercise..................       4,892            N/A         2006
                                                     ----------
                                                      3,438,251
                                                     ----------
                                                     ----------

    At December 31, 1997 the Company had reserved 5,268,122 shares of common stock for issuance upon conversion of the Series A Preferred Stock and outstanding warrants and options.

8. INCOME TAXES

    As of December 31, 1997, the Company had net operating loss carryforwards of approximately $39.0 million and research and development credit carryforwards of approximately $1,249,000 for federal income tax purposes, both expiring in the years 2004 through 2012. Upon the closing of its private placement on June 19, 1995, the Company experienced a "change in ownership" as defined by Section 382 of the Internal Revenue Code. As a result, the utilization of the Company's pre-change net operating loss and certain credit carryforwards will be subject to an annual limitation based upon the Company's pre-change value and may expire prior to utilization.

    Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1996        1997
                                                                        ----------  ----------
Net operating loss carryforwards......................................  $   13,463  $   14,212
Research credits......................................................       1,666       1,456
Research expenses capitalized for tax purposes........................       5,528       8,421
Other.................................................................         411        (854)
                                                                        ----------  ----------
  Total deferred tax assets...........................................      21,068      23,235
Valuation allowance for deferred tax assets...........................     (21,068)    (23,235)
                                                                        ----------  ----------
  Total deferred tax assets...........................................  $   --      $   --
                                                                        ----------  ----------
                                                                        ----------  ----------

    During 1996 and 1997, the valuation allowance increased by $5,823,000 and $2,167,000, respectively.

                            BIOCIRCUITS CORPORATION

                               DECEMBER 31, 1997

9. STOCK PLANS

    STOCK OPTION PLANS

    The Company maintains two stock plans; the Dual Stock Option Plan (the "Dual Plan") and the 1992 Restated Non-Employee Directors' Stock Option Plan (the "Directors' Plan"), in combination referred to as the "Plans".

    The Dual Plan was adopted by the Company in May 1989 with shares reserved for issuance to employees, including officers, directors and consultants at December 31, 1997. In 1996, the Board of Directors and shareholders approved an amendment to increase the shares reserved under the Plan from 550,000 to 670,000 shares of common stock, a 120,000 share increase. The Dual Plan is comprised of an employee plan and a non-employee plan. Options granted under the Dual Plan expire ten years from date of grant and become exercisable at such times and under such conditions as determined by the Company's Board of Directors. The options for most participants become exercisable over five years at the rate of 20% after one year and an additional 5% every three months thereafter. The aggregate fair market value of the stock with respect to which incentive stock options are first exercisable by an individual in any calendar year may not exceed $100,000. On March 20 1997, the Board of Directors offered all option holders the right to amend the terms of their outstanding options to lower the exercise price to the fair market value on the date of the Board's decision with the condition that the amended options could not be exercised for a period of six months after the amendment date. Such amended options are reported as cancellations and re-grants in 1997.

    The Directors' Plan was adopted by the Company in March 1992 and provides for the automatic grant of options to purchase shares of common stock to non-employee directors of the Company. Upon its adoption, the Directors' Plan provided for an automatic issuance of options to purchase an aggregate of 1,500 shares of common stock to three non-employee directors at an exercise price of $10.00. The Directors' plan further provides that each future non-employee director of the Company would automatically be granted an option to purchase 1,500 shares of common stock at an exercise price equal to 85% of the fair market value of the stock on the date of grant. In October 1995, the Board of Directors adopted an amendment to the Directors' Plan to change the periodic grants of additional options under the Directors' Plan to authorize annual grants of options to purchase 2,000 shares of common stock on November 1 of each year to non-employee directors of the Company. As a result of a series of amendments, the number of shares authorized for issuance under the plan was 45,500 shares as of December 31, 1997. Such amendments were approved by the Board and stockholders of the Company. Options granted under the plan expire ten years from date of grant and vest over a period of three years from the date of the grant. Unless terminated earlier by the Board of Directors, the Directors' Plan will terminate in February 2002.

    The Company has recorded deferred compensation expense for the difference between the grant price and the fair value of the options at time of grant (determined using the Black-Scholes option pricing model) and for the vesting of conditional stock options. Such amount has been amortized over the vesting period (a total deferred compensation of $414,000, of which $383,000 is amortized at December 31, 1997).

                            BIOCIRCUITS CORPORATION

                               DECEMBER 31, 1997

9. STOCK PLANS (CONTINUED)

    STOCK OPTION PLANS (CONTINUED)
    The following summarizes activity in the Plans:

                                                                                   WEIGHTED
                                                                                    AVERAGE
                                                    NUMBER OF                      EXERCISE
                                                     OPTIONS     OPTION PRICE        PRICE
                                                   -----------  ---------------  -------------
Balances at December 31, 1994....................      76,886    $1.20 - $10.00    $    7.21
  Granted........................................     320,112     6.25 -  20.25        12.10
  Exercised......................................      (3,058)    1.00 -   8.75         3.90
  Canceled.......................................      (7,105)    1.00 -  11.25         8.35
                                                   -----------
Balances at December 31, 1995....................     386,835     1.20 -  20.25        11.19
  Granted........................................      80,360     6.10 -  18.45        14.38
  Exercised......................................      (2,688)    7.50 -   8.75         7.65
  Canceled.......................................     (64,268)    7.50 -  18.45        12.70
                                                   -----------
Balances at December 31, 1996....................     400,239     1.20 -  20.25        11.60
  Granted........................................     508,274     1.88 -   8.13         3.73
  Exercised......................................      --            -- --            --
  Canceled.......................................    (509,718)    1.95 -  20.25        10.05
                                                   -----------
Balances at December 31, 1997....................     398,795     1.20 -  15.94         3.60
                                                   -----------
                                                   -----------

    The following table summarizes information concerning outstanding options:

                                                                             EXERCISABLE OPTIONS
                                        OPTIONS OUTSTANDING                ------------------------
                          -----------------------------------------------               WEIGHTED
                                        WEIGHTED           REMAINING                     AVERAGE
                                         AVERAGE       CONTRACTUAL LIFE                 EXERCISE
    EXERCISE PRICE RANGE   NUMBER    EXERCISE PRICE       (IN YEARS)        NUMBER        PRICE
------------------------  ---------  ---------------  -------------------  ---------  -------------
         $ 1.20 - $ 1.95     12,826          1.89               9.63             276    $    1.20
         $ 2.00 - $ 2.97    110,238          2.79               9.09          22,337         2.51
         $ 3.44 - $ 3.44    252,231          3.44               7.61         118,870         3.44
         $ 6.11 - $ 7.44     14,000          6.68               8.03           8,664         7.03
         $10.00 - $15.94      9,500         15.00               7.26           6,832        14.63
                          ---------                                        ---------
                            398,795          3.60               8.09         156,979         3.99
                          ---------                                        ---------
                          ---------                                        ---------

    EMPLOYEE STOCK PURCHASE PLAN

    In March 1992, the Company's Board of Directors adopted the 1992 Employee Stock Purchase Plan (the "Purchase Plan") which provided for the issuance of up to 12,500 shares of common stock to employees of the Company. The Purchase Plan was subsequently amended to increase the number of authorized shares to 30,000 shares in 1995. Under the Purchase Plan, all eligible employees are entitled to purchase shares of common stock from Board authorized share offerings through payroll deductions of up to 15% of an employees' earnings, as defined by the Purchase Plan. The price per share at which shares are sold in an offering is the lesser of 85% of the fair market value of the stock on the date of the purchase or

                            BIOCIRCUITS CORPORATION

                               DECEMBER 31, 1997

9. STOCK PLANS (CONTINUED)

    EMPLOYEE STOCK PURCHASE PLAN (CONTINUED) on the date of the offering. Unless terminated earlier by the Board of Directors, the Purchase Plan will terminate in February 2002.

    As of December 31, 1997, the Board had authorized five offerings for the issuance of 29,984 shares of common stock, of which 25,052 share of common stock have been issued, with 4,948 shares available for future offerings under the Purchase Plan. The Board does not plan to increase the number of authorized shares or to authorize any additional offerings.

    STOCK-BASED COMPENSATION

    As permitted under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FASB 123), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations (APB 25) in accounting for stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

    Pro forma information regarding net income and earning per share is required by FASB 123 for awards granted after December 31, 1994 as if the Company had accounted for its stock-based awards to employees under the fair value method of FASB 123. The fair value of the Company's stock-based award to employees was estimated using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded option which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based award to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                     OPTIONS                           ESPP
                                         -------------------------------  -------------------------------
                                           1995       1996       1997       1995       1996       1997
                                         ---------  ---------  ---------  ---------  ---------  ---------
Expected life (years)..................        6.0        6.0        6.0        0.5        0.5        0.5
Expected volatility....................      0.744      0.744      0.743      0.744      0.744      0.743
Risk-free interest rate................       5.86%      6.02%      6.60%      5.86%      6.02%      6.60%

    For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options vesting period (for options) and the six-month purchase period (for stock

                            BIOCIRCUITS CORPORATION

                               DECEMBER 31, 1997

9. STOCK PLANS (CONTINUED)

    STOCK-BASED COMPENSATION (CONTINUED)
purchases under the ESPP). The Company's pro forma information follows (in thousands, except for per share information):

                                                                 1995        1996       1997
                                                               ---------  ----------  ---------
Net Loss.....................................  As reported     $  (8,237) $  (15,528) $  (9,007)
                                               Pro forma       $  (8,481) $  (16,100) $  (8,469)
Basic and diluted loss per share.............  As reported     $   (7.23) $    (7.32) $   (1.69)
                                               Pro forma       $   (7.45) $    (7.59) $   (1.59)

    Because FASB 123 is applicable only to awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

    The weighted average fair value of options granted at market value during 1995, 1996 and 1997 was $8.38, $10.73 and $1.20 per share, respectively, and options granted below market value was $13.20, $5.20 and $1.30, respectively. The weighted-average fair value of employee stock purchase rights granted during 1995, 1996 and 1997 was $3.20, $5.63 and $0.23 per share, respectively.

10. COMMITMENTS

    KOLLSMAN

    In December 1992, the Company entered into a three-year agreement with Kollsman pursuant to which Kollsman was appointed the exclusive North American supplier of the IOS instrument. Through a series of amendments, the exclusive manufacturing agreement was modified to (i) extend the agreement through December 31, 1997, (ii) fix the transfer price of instruments for the duration of the agreement, (iii) pay Kollsman for raw material and work-in-process at Kollsman (payments to Kollsman are reported as prepaid inventory and total $496,000 as of December 31, 1997), and (iv) shut-down all Kollsman instrument production beginning in April 1997 through December 31, 1997. In connection with the exclusive manufacturing agreement and subsequent amendments thereto, the Company (i) issued a warrant to purchase 100,000 shares of the Company's common stock to Kollsman at $17.50 per share which expire on June 30, 1998, subject to an an increase of 20,000 shares or an extension of the expiration date under certain circumstances (subsequently amended to reduce the exercise price per share to $5.00), (ii) issued an additional warrant to purchase 20,000 shares of the Company's common stock at $0.03 per share which expire June 30, 1998, and
(iii) recorded a charge to manufacturing overhead expense in 1997 of $124,000 ($60,000 representing the value of the warrant price reduction and $64,000 representing the value of the additional warrant issued, both determined using the Black-Scholes option pricing model). The exclusive manufacturing agreement expired on December 31, 1997 and will not be renewed.

    BECTON DICKINSON

    On October 24, 1997, the Company entered into a Manufacturing and Distribution Agreement with Becton Dickinson and Company through its Becton Dickinson Microbiology Systems Division whereby, Biocircuits granted Becton exclusive worldwide marketing rights to the IOS System and all cartridges currently available as well as those that will be developed in the future. The Becton Agreement sets forth

                            BIOCIRCUITS CORPORATION

                               DECEMBER 31, 1997

10. COMMITMENTS (CONTINUED)

    BECTON DICKINSON (CONTINUED)
certain minimum placement requirements of instruments in physicians' offices by Becton, subject to adjustments related to product availability.

    Under terms of the four year Becton Agreement, Becton paid a one-time, non-refundable signing fee of $750,000 and Biocircuits will sell cartridges and accessories, and initially instruments, exclusively to Becton. On January 1, 1998, (the "Manufacturing Date") Becton assumed responsibility for manufacturing the IOS instrument while the Company continues to develop and manufacture cartridges and accessories for transfer to Becton. After the Manufacturing Date, the Company ceased responsibility for manufacturing instruments and began earning royalties on sales of IOS instruments produced by Becton.

    OTHER

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

                               INDEX TO EXHIBITS

ITEM 14(a)(3). EXHIBITS

                                                                                                         MANNER OF
  NUMBER                                           DESCRIPTION                                            FILING
----------  -----------------------------------------------------------------------------------------  -------------
     3.1.1  Amended and Restated Certificate of Incorporation of the Registrant, filed with the
              Secretary of State of the state of Delaware on June 15, 1995...........................           (6)
     3.1.2  Certificate of Amendment of Amended and Restated Certificate of Incorporation of the
              Registrant, filed with the Secretary of State of the state of Delaware on December 29,
              1995...................................................................................
     3.1.3  Certificate of Amendment of Amended and Restated Certificate of Incorporation of the
              Registrant, filed with the Secretary of State of the state of Delaware on February 23,
              1998...................................................................................
      3.2   Amended and Restated By-laws of the Registrant...........................................           (1)
      4.1   Specimen Common Stock Certificate........................................................
      4.2   Specimen warrant.........................................................................           (9)
      4.3   Specimen Series A Convertible Preferred Stock Certificate................................           (8)
      4.4   Form of Series A Convertible Preferred Stock Warrant.....................................           (8)
      4.5   Form of Common Stock Warrant.............................................................           (8)
      4.6   Form of Series A Convertible Preferred Amended Warrant...................................           (8)
      4.7   Form of Series A Convertible Preferred Stock Warrant.....................................           (8)
      4.8   Form of Warrant Issued pursuant to Common Stock and Warrant Purchase Agreement...........          (15)
      4.9   Form of Warrant Issued to KMC Systems, Inc...............................................          (15)
     10.4   Early Exercise Stock Purchase Agreement between Mr. Kaiser and the Registrant, dated May
              23, 1991...............................................................................           (1)
     10.9   Co-Sale Agreement between Mr. Kaiser and the Registrant, dated May 24, 1991..............           (1)
     10.16  Form of Confidential Nondisclosure Agreement entered into between the Registrant and its
              consultants............................................................................           (3)
     10.17  Form of Mutual Confidential Nondisclosure Agreement entered into between the Registrant
              and potential business partners........................................................           (3)
     10.18  Form of Proprietary Information Agreement entered into between the Registrant and
              employees..............................................................................           (3)
     10.19  Form of Contractor Agreement entered into between the Registrant and independent
              contractors............................................................................           (3)
    *10.20  Employee Stock Purchase Plan, as amended.................................................          (17)
    *10.21  Restated 1992 Non-Employee Directors Stock Option Plan...................................           (5)
    *10.22  Restated Dual Stock Option Plan..........................................................          (10)
     10.24  Full Recourse Promissory Note in the principal amount of $39,600, between the Registrant
              and John Kaiser, dated May 23, 1991, as amended........................................           (2)
   ++10.25  Manufacturing Agreement, dated December 30, 1992, between the Registrant and Kollsman
              Manufacturing Company, Inc.............................................................           (2)
     10.26  Lease Agreement, dated January 21, 1993, by and between the Registrant and South
              Bay/Caribbean..........................................................................           (2)
     10.28  Irrevocable Letter of Credit dated March 17, 1993 between the Registrant and South
              Bay/Caribbean..........................................................................           (3)
   ++10.30  License Agreement dated July 28, 1993 between the Registrant and Research Corporation
              Technologies Incorporated..............................................................           (4)
   ++10.36  Letter Agreement between the Registrant and Nunc, Inc., dated August 10, 1995............           (7)
     10.37  Form of Non-Exclusive Distribution Agreement between the Registrant and the entities
              listed on Exhibit A thereto............................................................           (9)
   ++10.38  Supply Agreement between Nalge Nunc International, Inc. and the Registrant, dated
              December 20, 1995......................................................................           (9)

                                                                                                         MANNER OF
  NUMBER                                           DESCRIPTION                                            FILING
----------  -----------------------------------------------------------------------------------------  -------------
   ++10.39  Confidential letter of understanding dated April 18, 1996 between the Registrant and KMC
              Systems, Inc...........................................................................          (11)
     10.40  Warrant Amendment Agreement dated January 4, 1996 by and among the Registrant and the
              Warrant Holders named therein..........................................................           (8)
     10.41  Warrant Purchase Agreement dated January 4, 1996 by and among the Registrant and the
              Purchasers named therein...............................................................           (8)
     10.42  Form of Common Stock and Warrant Purchase Agreement by and among the Registrant and the
              purchasers named therein...............................................................          (12)
     10.43  Form of Warrant issued to Beckman Instruments............................................          (13)
     10.44  Form of Warrant issued to Kollsman Manufacturing Company.................................          (13)
     10.45  Form of Warrant issued to Venture Lending................................................          (13)
  +++10.46  Confidential letter of understanding dated November 1, 1996 between the Registrant and
              KMC Systems, Inc.......................................................................          (14)
     10.48  Confidential letter of understanding dated March 28, 1997 between the Registrant and KMC
              Systems, Inc...........................................................................          (14)
     10.49  Form of Warrant issued to KMC Systems, Inc...............................................          (14)
     10.50  Form of Retention Letter to Employees from the Company dated April 3, 1997...............          (14)
     10.51  Common Stock Purchase Agreement, dated April 15, 1997, among the Registrant and the
              Purchasers named therein...............................................................          (15)
     10.52  Common Stock and Warrant Purchase Agreement, dated April 15, 1997, among the Registrant
              and the Purchasers named therein.......................................................          (15)
     10.53  Common Stock and Warrant Purchase Agreement, dated July 2, 1997, among the Registrant and
              the Purchasers named therein...........................................................          (16)
     10.54  Form of Warrant issued pursuant to the Common Stock and Warrant Purchase Agreement, dated
              July 2, 1997...........................................................................          (16)
  +++10.55  Manufacturing and Distribution Agreement between the Registrant and Becton Dickinson and
              Company through its Becton Dickinson Microbiology Division dated October 24, 1997......          (18)
     23.1   Consent of Ernst & Young LLP, Independent Auditors.......................................
     24.1   Power of Attorney........................................................................
     27.1   Financial Data Schedule..................................................................

------------------------

   * Indicates management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10).

  ++ Confidential treatment has previously been granted for portions of this Exhibit.

 +++ Registrant has applied for confidential treatment with respect to portions of this Exhibit.

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

 (6) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-3 (No. 33-93736) filed with the Commission on June 30, 1995.

 (7) Incorporated by reference to identically-numbered exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

 (8) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-3 (No. 333-00284) which became effective January 29, 1996.

 (9) Incorporated by reference to identically-numbered exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 333-1434) filed with the Commission on February 20, 1996.

 (10) Incorporated by reference to identically numbered exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal period ended March 31, 1996.

 (11) Incorporated by reference to identically numbered exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal period ended June 30, 1996.

 (12) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-3 (No. 333-13673) which became effective October 21, 1996.

 (13) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-3 (No. 333-19797) filed with the Commission on January 15, 1997.

 (14) Incorporated by reference to identically numbered exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

 (15) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-3 (333-26079) filed with the Commission on April 29, 1997.

 (16) Incorporated by reference to the exhibits filed with the Registrant's Amendment No. 1 to the Registration Statement on Form S-3 (333-26079) filed with the Commission on July 18, 1997.

 (17) Incorporated by reference to the identically numbered exhibit filed with the Registrant's Annual Report on Form 10-K/A-2 for the fiscal year ended December 31, 1996, filed July 18, 1997.

 (18) Incorporated by reference to the exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal period ended September 30, 1997.