Form 10-Q
period 1998-03-31
BIOCIRCUITS CORP
filed 1998-05-20
CIK 855844

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ----   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998 OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ----   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO_______.


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

                                    Yes  X   No
                                       -----   ----




At April 30, 1998, Registrant had 6,984,548 shares of Common Stock issued and outstanding.

                          BIOCIRCUITS CORPORATION


                                  INDEX

PART I:  FINANCIAL INFORMATION

ITEM 1.   Financial Statements and Notes

          Condensed balance sheets (unaudited) - March 31, 1998 and
            December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . .    3

          Condensed statements of operations (unaudited) - three months ended
            March 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . .    4

          Condensed statements of cash flows (unaudited) - three months ended
            March 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . .    5

          Notes to Condensed Financial Statements (unaudited) . . . . . . . . . .    6

ITEM 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations . . . . . . . . . . . .    8



PART II:  OTHER INFORMATION

ITEM 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

ITEM 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . .   10

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

PART I:  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               BIOCIRCUITS CORPORATION


                              CONDENSED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
                                     (UNAUDITED)

                                                                                          March 31, 1998      December 31, 1997
                                                                                          --------------      -----------------
                                        ASSETS                                                                     (Note)
Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    303              $ 1,421
     Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       264                  312
     Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       715                1,048
     Prepaid inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       482                  496
     Prepaid expenses and other current assets . . . . . . . . . . . . . . . . . . . . . .       137                  181
     Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       125                  113
                                                                                            --------              -------
Total Current Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,026                3,571

Property and equipment, net of accumulated depreciation and
     amortization of $1,880 ($2,092 in 1997) . . . . . . . . . . . . . . . . . . . . . . .     1,111                1,208

Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       138                  263
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        39                   39
                                                                                            --------              -------
                                                                                            $  3,314              $ 5,081
                                                                                            --------              -------
                                                                                            --------              -------

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    636             $    512
     Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        90                   84
     Accrued compensation and related expenses . . . . . . . . . . . . . . . . . . . . . .        61                   81
     Current portion of capital lease obligations. . . . . . . . . . . . . . . . . . . . .        38                   51
                                                                                            --------             --------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       825                  728

Long-term portion of capital lease obligations . . . . . . . . . . . . . . . . . . . . . .        13                   21

Stockholders' equity:
     Preferred stock, $0.001 par value, 40,000,000 shares authorized, issuable in series:  Series A convertible, 30,000,000 shares designated,
        11,216,829 shares issued and outstanding (11,226,829 shares outstanding at December 31, 1997), aggregate liquidation preference
        of $.55 per share. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9,313                9,313
     Common stock, $0.001 par value, 70,000,000 shares authorized,
        6,984,548 shares issued and outstanding (6,983,548 shares issued
        and outstanding at December 31, 1997). . . . . . . . . . . . . . . . . . . . . . .    55,594               55,620
     Accumulated Deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (62,390)             (60,555)
     Deferred compensation and other . . . . . . . . . . . . . . . . . . . . . . . . . . .       (41)                 (46)
                                                                                            --------             --------
Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,476                4,332
                                                                                            --------             --------
                                                                                            $  3,314             $  5,081
                                                                                            --------             --------
                                                                                            --------             --------

Note:  Derived from the audited balance sheet at December 31, 1997.


                               See accompanying notes

                               BIOCIRCUITS CORPORATION


                          CONDENSED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
                                     (UNAUDITED)

                                                                                                Three Months Ended
                                                                                                    March 31,
                                                                                             ------------------------
                                                                                               1998            1997
                                                                                             ----------   ------------
REVENUES:
     Product Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    354        $   234

OPERATING COSTS AND EXPENSES:
     Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       615          1,034
     Research and development. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,022          1,480
     Sales, general and administrative . . . . . . . . . . . . . . . . . . . . . . . . . .       566          1,316
                                                                                            --------        -------
                                                                                               2,203          3,830

Loss from operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,849)        (3,596)

Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        17             64
Interest and other expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3)           (16)
                                                                                            --------        -------

Net loss   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (1,835)       $(3,548)
                                                                                            --------        -------
                                                                                            --------        -------

Basic and diluted net loss per share . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (0.26)       $ (1.03)
                                                                                            --------        -------
                                                                                            --------        -------

Shares used in computing basic and
      diluted net loss per share . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,984          3,437
                                                                                            --------        -------
                                                                                            --------        -------

                                See accompanying notes.

                               BIOCIRCUITS CORPORATION


                          CONDENSED STATEMENTS OF CASH FLOW
                                    (IN THOUSANDS)
                                     (UNAUDITED)

                                                                                                Three Months Ended
                                                                                                    March 31,
                                                                                             ------------------------
                                                                                               1998            1997
                                                                                             ----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (1,835)    $  (3,548)
     Adjustments to reconcile net loss to net cash used
        in operating activities:
        Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . .      (207)           95
        Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      -              122
     Changes in:
        Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        48           (56)
        Prepaid Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14           112
        Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       333          (297)
        Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        44           158
        Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       110          (150)
                                                                                            --------     ---------
            Net cash used in operating activities. . . . . . . . . . . . . . . . . . . . .    (1,493)       (3,564)
                                                                                            --------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       308          (133)
     Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       113           (598)
                                                                                            --------     ---------
         Net cash provided by (used in) investing activities.. . . . . . . . . . . . . . .       421           (731)
                                                                                            --------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock, net of issuance costs . . . . . . . . . . . . . . . . . . .       (26)         -
     Payments on long-term obligations . . . . . . . . . . . . . . . . . . . . . . . . . .       (20)          (56)
                                                                                            --------     ---------
         Net cash provided by (used in) financing activities.. . . . . . . . . . . . . . .       (46)          (56)
                                                                                            --------     ---------
Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . . . . .    (1,118)       (4,351)
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . . . . . . . .     1,421         4,944
                                                                                            --------     ---------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . . . . . . . .  $    303     $     593
                                                                                            --------     ---------
                                                                                            --------     ---------


                               See accompanying notes

                               BIOCIRCUITS CORPORATION


                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    MARCH 31, 1998
                                     (UNAUDITED)

1.   NATURE OF BUSINESS AND FINANCING

          Effective May 18, 1998, the Company terminated all employees and ceased all ordinary business operations. The Company intends to immediately proceed with the orderly liquidation and/or sale of its assets for the benefit of its creditors and shareholders.

          Biocircuits Corporation (the "Company") was incorporated in Delaware on March 7, 1989. Through May 18, 1998, the Company was engaged in developing and commercializing new immunodiagnostic testing systems.

          The Company's first sale and shipment of its IOS system occurred in March 1996. The Company has incurred a loss in each period since its inception. At March 31, 1998, the Company's accumulated deficit was $62.4 million.

          At the end of April 1998, the Company had consumed all available funds and continued operations into mid May 1998 upon the receipt of a $125,000 short term bridge financing secured by the Company's assets. Such funds were available from a potential partner and were provided to keep the Company operating while negotiations with the potential partner were in process. Upon the failure of these negotiations on May 18, 1998, the Company announced that it had been unable to secure additional financing or to arrange a sale or merger and had insufficient funds to continue operations as a going concern.

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

3.   EARNINGS PER SHARE

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

          The following is supplemental basic and diluted pro forma earnings per share, calculated giving effect to the conversion of the outstanding convertible preferred stock on an as if converted basis. Such shares are excluded from earnings per share as reported, as they are anti-dilutive (in thousands, except share and per share data):

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                                 ------------------------
                                                                                    1998          1997
                                                                                 ----------    ----------
Net loss to common shareholders as reported. . . . . . . . . . . . . . . . . .    $(1,835)      $(3,548)
                                                                                  -------       -------
                                                                                  -------       -------
Shares used in computing basic and diluted net loss
     per share as reported.. . . . . . . . . . . . . . . . . . . . . . . . . .      6,984         3,437

Adjustment to include outstanding convertible preferred
     stock previously excluded as it is anti-dilutive. . . . . . . . . . . . .      1,121         1,245
                                                                                  -------       -------
Shares used in computing pro forma basic and
     diluted net loss per share. . . . . . . . . . . . . . . . . . . . . . . .      8,105         4,682
                                                                                  -------       -------
                                                                                  -------       -------
Pro forma basic and diluted net loss per share.. . . . . . . . . . . . . . . .    $ (0.23)      $ (0.76)
                                                                                  -------       -------
                                                                                  -------       -------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

On May 19, 1998, Biocircuits-Registered Trademark- Corporation announced that the Company had been unable to secure additional financing or to arrange a sale or merger and had insufficient funds to continue operations as a going concern. Effective May 18, 1998, the Company terminated all employees and ceased all ordinary business operations. The Company intends to immediately proceed with the orderly liquidation and/or sale of its assets for the benefit of its creditors and shareholders.

Biocircuits was founded in 1989 to develop new immunodiagnostic testing systems. Immunodiagnostic tests, or "assays," are performed on samples of bodily fluids to diagnose a variety of infectious diseases and other conditions, such as endocrine dysfunctions, and to conduct therapeutic drug monitoring. Immunodiagnostic tests utilize biological reagents, such as antibodies, and an instrument to detect the presence of a substance of interest, or "analyte," such as a virus or hormone.

The Company has incurred a loss in each period since its inception. At March 31, 1998, the Company's accumulated deficit was $62.4 million. The Company expects that currently available funds will be used primarily for the costs of terminating its business operations.

RESULTS OF OPERATIONS - THREE MONTH PERIODS ENDING MARCH 31, 1998 AND
     MARCH 31, 1997

Revenue in the first quarter of 1998 totaled $354,000, an increase of $120,000 or 51% from the $234,000 reported in the first quarter of 1997.

Total operating costs and expenses decreased from $3,830,000 in the first quarter of 1997 to $2,203,000 in the first quarter of 1998, a decrease of $1,627,000 or 42%.

Cost of sales expenses decreased from $1,034,000 in the first quarter of 1997 to $615,000 in the first quarter of 1998, a decrease $419,000 or 41%. The decrease in cost of sales results primarily from a reduction in force, which occurred in early April 1997, and in the first quarter 1997, the Company recorded a $124,000 one-time charge relating to the issuance of warrants to an instrument supplier.

Research and development expenses decreased from $1,480,000 in the first quarter of 1997 to $1,022,000 in the first quarter of 1998, a decrease of $458,000 or 31%. This decrease was due primarily to a reduction in force, which occurred in early April 1997.

Sales, general and administrative expenses decreased from $1,316,000 in the first quarter of 1997 to $566,000 in the first quarter of 1998, a decrease of $750,000 or 57%. This decrease was due primarily to the reduction in force which occurred in early April 1997 and the termination of sales and marketing efforts resulting from the Becton Agreement.

Interest income decreased from $64,000 in the first quarter of 1997 to $17,000 in the first quarter of 1998, a decrease of $47,000 or 73%. The decrease was due to decreased cash balances from ongoing operating losses and funding of working capital. Interest and other expense decreased from $16,000 in the first quarter of 1997 to $3,000 in the first quarter of 1998, a decrease of $13,000 or 81%. Interest expense is incurred on the Company's capital leases related to its property and equipment.

Net loss decreased from $3,548,000 or $1.03 per share in the first quarter of 1997 to $1,835,000 or

$0.26 per share in the first quarter of 1998, a decrease of $1,713,000 or 48%.

LIQUIDITY AND CAPITAL RESOURCES

At the end of April 1998, the Company had consumed all available funds and continued operations into mid May 1998 upon the receipt of a $125,000 short term bridge financing secured by the Company's assets. Such funds were available from a potential partner and were provided to keep the Company operating while negotiations with the potential partner were in process.
Upon the failure of these negotiations on May 18, 1998, the Company announced that it had been unable to secure additional financing or to arrange a sale or merger and had insufficient funds to continue operations as a going concern. Effective May 18, 1998, the Company terminated all employees and ceased all ordinary business operations. The Company intends to immediately proceed with the orderly liquidation and/or sale of its assets for the benefit of its creditors and shareholders.

The Company historically had financed its operations primarily through sales of common and preferred stock, interest income on the cash balances available after such financings, long term debt and capital asset lease financings. Since its inception through March 31, 1998, the Company raised a total of approximately $64.1 million in the sale of common and preferred stock.

The Company's cash and cash equivalents and short-term investments were $0.3 million as of March 31, 1998, compared to $1.4 million at the end of 1997. The decrease was due primarily to operating losses in the first quarter 1998.

The Company failed to meet the Nasdaq net tangible assets listing requirements at the end of the first quarter of 1998. Due to the Company's failure of raising additional equity funds or to arrange a sale or merger, the Company will not be in compliance with the Nasdaq listing requirements on a pro forma basis and Nasdaq has initiated delisting procedures for the Company's common stock.

                               BIOCIRCUITS CORPORATION


PART II:  OTHER INFORMATION



ITEM 6.   Exhibits and Reports on Form 8-K.

          a)   Exhibits

               27.1 Financial Data Schedule

          b)   Reports on Form 8-K

               Form 8-K filed May 20, 1998.

                               BIOCIRCUITS CORPORATION
                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BIOCIRCUITS CORPORATION



Date:     May 20, 1998

                              By: /s/ John Kaiser
                                  ---------------------------
                                  John Kaiser
                                  President and Chief Executive Officer


                              By: /s/ James Welch
                                  ---------------------------
                                  James Welch
                                  Vice President and Chief Financial Officer